Form 10-Q
period 2011-11-30
GREEN 4 MEDIA, INC.
filed 2012-01-17
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-177305

Green 4 Media, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2511250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 1108, Kamuela, HI 96743
(Address of principal executive offices)

(808) 283-8888
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of January 13, 2012, there were 1,210,000 shares of the issuer’s common stock, par value $0.001, outstanding.

1

GREEN 4 MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

2

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus under Rule 424(B)(2) filed with the SEC on January 11, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending August 31, 2012.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

Page
Condensed Balance Sheets - November 30, 2011 (unaudited) and August 31, 2011	4

Condensed Statements of Operations for the Three Months Ended November 30, 2011 (unaudited) andCumulative From Inception (June 8, 2011) through November 30, 2011 (unaudited)	5

Condensed Statement of Changes in Stockholder’s Equity from Inception on June 8, 2011 through November 30, 2011 (unaudited)	6

Condensed Statements of Cash Flows for the Three Months Ended November 30, 2011(unaudited) and Cumulative From Inception (June 8, 2011) through November 30, 2011 (unaudited)	7

Notes to Unaudited Condensed Financial Statements	8

_______________________________________

3

GREEN 4 MEDIA, INC.

 (A Development Stage Company)

Condensed Balance Sheets

ASSETS
	November 30, 2011	August 31, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$16,712	$8,766
Prepaid expenses	5,075	-
Total Current Assets	21,787	8,766

TOTAL ASSETS	$21,787	$8,766

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$300	$75
Due to related party	-	325
Total Current Liabilities	300	400

TOTAL LIABILITIES	300	400

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 1,210,000 and 1,000,000 shares issued and outstanding, respectively	1,210	1,000
Additional paid-in capital	29,790	9,000
Deficit accumulated during the development stage	(9,513)	(1,634)
Total Stockholders’ Equity	21,487	8,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,787	$8,766

The accompanying condensed notes are an integral part of these financial statements.

4

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended November 30, 2011	Cumulative From Inception (June 8, 2011) to November 30, 2011

OPERATING EXPENSES:
General and administrative	$75	$1,071
Professional fees	7,804	8,442
Total Operating Expenses	7,879	9,513

NET LOSS APPLICABLE TO COMMON SHARES	$(7,879)	$(9,513)

Basic and Diluted Loss per Common Share	$(0.01)

Weighted Average Number of Common Shares Outstanding	1,172,967

The accompanying condensed notes are an integral part of these financial statements.

5

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Equity

From Inception on June 8, 2011 through November 30, 2011

Common Shares

			Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance- June 8, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01	1,000,000	1,000	9,000	-	10,000
Loss for the period	-	-	-	(1,634)	(1,634)

Balance – August 31, 2011	1,000,000	1,000	9,000	(1,634)	8,366

Common shares issued for cash at $0.10	210,000	210	20,790	-	21,000
Loss for the period (unaudited)				(7,879)	(7,879)

Balance – November 30, 2011 (unaudited)	1,210,000	$1,210	$29,790	$(9,513)	$21,487

The accompanying condensed notes are an integral part of these financial statements.

6

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30, 2011	Cumulative From Inception on (June 8, 2011) to November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,879)	$(9,513)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Prepaid Expenses	(5,075)	(5,075)
Accounts payable and accrued liabilities	225	300
Net cash used in operating activities	(12,729)	(14,288)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	21,000	31,000
Payments to a related party	(325)	-
Net cash provided by financing activities	20,675	31,000

Net increase in cash and cash equivalents	7,946	16,712

Cash and cash equivalents - beginning of period	8,766	-

Cash and cash equivalents - end of period	$16,712	$16,712

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying condensed notes are an integral part of these financials.

7

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

November 30, 2011

NOTE 1 -  THE COMPANY AND BASIS OF PRESENTATION

Green 4 Media, Inc. (the “Company”) is a Nevada corporation incorporated on June 8, 2011.  It is based in Kamuela, Hawaii, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company is a development stage company that intends to operate as an Eco Marketing and Advertising company offering solutions to clients wishing to stand out of the crowd by showing they care about the environment with the use of natural and sustainable materials in their advertising.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.

The accompanying unaudited condensed financial statements of the Company were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended August 31, 2011 included in the Company’s Prospectus (Rule 424(b)(2)), as filed with the SEC on January 11, 2012.

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended November 30, 2011, are not necessarily indicative of the results that may be expected for the year ending August 31, 2012 or for any other period.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of business plans.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

November 30, 2011

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $16,712 and $8,766 in cash and cash equivalents at November 30, 2011 and August 31, 2011, respectively.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share, for the three months ended November 30, 2011:

November 30, 2011
Net loss applicable to Common Shares	$(7,879)

Weighted average common shares
outstanding (Basic)	1,172,967
Weighted average common shares
outstanding (Diluted)	1,172,967

Net loss per share (Basic and Diluted)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

November 30, 2011

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (June 8, 2011) to November 30, 2011, the Company has issued 1,000,000 common shares at $0.01 per share for $10,000 in cash, and 210,000 common shares at $0.10 per share for $21,000 in cash for total cash proceeds of $31,000.  There were 1,210,000 and 1,000,000 common shares issued and outstanding at November 30, 2011 and August 31, 2011, respectively.  Of these shares, 1,000,000 were issued to a director and officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - DUE TO RELATED PARTY

As of November 30, 2011 and August 31, 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $0 and $325, respectively.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at November 30, 2011, the Company has a loss from operations of $7,879, an accumulated deficit of $9,513 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2012.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 -  SUBSEQUENT EVENTS

On January 10, 2012, our Registration Statement under Form S-1 was declared effective.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form S-1/A, as filed on January 4, 2012.  You should carefully review the risks described in our S-1/A and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Green 4 Media,” “we,” “us,” or “our” are to Green 4 Media, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $9,513 in expenses through November 30, 2011.

The following table provides selected financial data about our company for the period ended November 30, 2011 and the year ended August 31, 2011.

Balance Sheet Date	11/30/11	8/31/11

Cash	$16,712	$8,766
Total Assets	$21,787	$8,766
Total Liabilities	$300	$400
Stockholders’ Equity	$21,487	$8,366

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended August 31, 2011.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Prospectus offering filed January 11, 2012.  No shares have been sold under this Offering as of the date of this Report.

Green 4 Media is a development stage company that has no active operations, no revenue, no financial backing and limited assets.  Our plan is to develop a web-based business offering eco-sustainable marketing and advertising solutions to prospects wishing to emphasize they care about the environment with the use of natural and sustainable materials.  The Company will be virtual in nature, meaning that employees and contractors will primarily work from home.  Our services will be highly specialized and focus on creating campaigns for our clients that focus on communicating their brand through sustainable and natural mediums.  We also offer professional web and graphic designers to incorporate our client’s green message across various mediums.  Another aspect of our plan is to better educate our clients and empower them to understand the value of supporting environmental issues and minimizing their media choices’ environmental impact.

We will start operations by contracting out the development of our company website.  During the first year of operations, the 12 month period from the date of this report, Green 4 Media will concentrate on finding the required investment capital, apply to get its common stock listed on an Over-the-Counter Bulletin Board, develop its website, prospect for clients, and market our services.

Following completion of our Offering, we will immediately begin construction of our own website.  The website’s content utilizes SEO (Search Engine Optimization) to distribute our message on helping businesses communicate more naturally and sustainably.  The site will comprise of a minimum of 5,000 words and be constructed on a content-managed ‘Joomla’ platform.  The objective will be to enhance our own Company’s profile to ‘expert’ status.  This status as an eco-expert in our field will elevate our own rankings and make it easy for prospective customers to find us.  A budget will also be set aside for a targeted Google adwords and banner advertising campaign.  A stylish direct mail piece will also be produced highlighting our services and targeted to businesses fitting our demographic.  Time will be taken to properly research the best markets to target.  Introductory offers will also be incorporated into our website, banner advertising, and direct mail marketing to improve response.

We anticipate that development of the website will take approximately three months, and in the next three months we will begin our advertising and marketing to source prospective clients through our SEO, adwords, banner advertising, and direct mail strategies by developing the various ad campaigns needed for each advertising avenue.  We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on the West Coast, targeting clients in Washington, Oregon, California, Hawaii and Nevada.  We will not purchase a computer server or begin development of the website until after the close of our Offering.

During months seven and eight, we will begin running the ad campaigns.  Concurrently, during months seven and eight we will also begin our recruitment of required professionals.  During the two months after recruitment we will solicit the clients identified through our advertising and marketing campaigns, and as such, we expect to generate revenues from advertising in the last two months of the first year following commencement of our Offering.

Upon raising sufficient funds, we will purchase one computer server and contract out the development of the website.

In the event that we are unable to raise sufficient funds from our Offering, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Green 4 Media.

During the first year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of outside contractors for the key first step, which will be the creation of our Web presence.

At present, we only have enough cash on hand to cover the completion of our Offering.  If we do not raise sufficient funds in our current Offering to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have not generated revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover the completion of our Offering.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Green 4 Media.  During the first year of operations, our officers and directors will also provide their labor at no charge.

If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our Offering.  We cannot guarantee that we will be able to sell all the shares.

Our directors have agreed to advance funds as needed until the public offering is completed or failed.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $10,000 through the sale of common stock to Daniel Duval, who purchased 1,000,000 shares of common stock at $0.01 on June 9, 2011.  In September 2011, we received $21,000 from 9 unrelated shareholders who purchased 210,000 shares of our common stock at $0.10 per share.  Our financial statements from inception (June 8, 2011) through the period ended August 31, 2011, reported no revenues and a net loss of $1,634.  Our financial statements for the period ended November 30, 2011, reported no revenues and a net loss of $7,879.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended November 30, 2011.

On October 13, 2011, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 800,000 shares of the Company’s common stock at $0.10 per share.  That Prospectus was declared effective January 10, 2012, and as of January 11, 2012, the Company has not sold any shares of common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31.1 / 31.2       Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2       Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*         XBRL Instance

101.SCH*        XBRL Taxonomy Extension Schema

101.CAL*        XBRL Taxonomy Extension Calculations

101.DEF*        XBRL Taxonomy Extension Definitions

101.LAB*        XBRL Taxonomy Extension Labels

101.PRE*        XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN 4 MEDIA, INC.
(Registrant)

Dated: January 14, 2012	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)