Form 10-Q
period 2012-02-29
GREEN 4 MEDIA, INC.
filed 2012-04-16
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

As of April 10, 2012, there were 1,575,000 shares of the issuer’s common stock, par value $0.001, outstanding.

GREEN 4 MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

GREEN 4 MEDIA, INC.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

Page
Condensed Balance Sheets - February 29, 2012 (unaudited) and August 31, 2011	4

Condensed Statements of Operations for the Three and Six Months Ended February 29, 2012 (unaudited) and Cumulative From Inception (June 8, 2011) through February 29, 2012 (unaudited)	5

Condensed Statement of Changes in Stockholder’s Equity from Inception on June 8, 2011 through February 29, 2012 (unaudited)	6

Condensed Statements of Cash Flows for the Six Months Ended February 29, 2012(unaudited) and Cumulative From Inception (June 8, 2011) through February 29, 2012 (unaudited)	7

Notes to Unaudited Condensed Financial Statements	8

_______________________________________

GREEN 4 MEDIA, INC.

 (A Development Stage Company)

Condensed Balance Sheets

ASSETS
	February 29, 2012	August 31, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$45,243	$8,766
Account receivable, less allowance of 0	3,580	-
Prepaid expenses	1,250	-
Total Current Assets	50,073	8,766

TOTAL ASSETS	$50,073	$8,766

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$237	$75
Due to related party	-	325
Total Current Liabilities	237	400

TOTAL LIABILITIES	237	400

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 1,565,000 and 1,000,000 shares issued and outstanding, respectively	1,565	1,000
Additional paid-in capital	64,935	9,000
Deficit accumulated during the development stage	(16,664)	(1,634)
Total Stockholders’ Equity	49,836	8,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,073	$8,766

The accompanying condensed notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended February 29, 2012	Six Months Ended February 29, 2012	Cumulative From Inception (June 8, 2011) to February 29, 2012

REVENUES	$3,442	$3,442	$3,442

OPERATING EXPENSES:
Selling, general and administrative	4,734	4,809	5,805
Professional fees	5,859	13,663	14,301
Total Operating Expenses	10,593	18,472	20,106

NET LOSS APPLICABLE TO COMMON SHARES	$(7,151)	$(15,030)	$(16,664)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	1,232,033	1,208,324

The accompanying condensed notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders’ Equity

From Inception on June 8, 2011 through February 29, 2012

Common Shares

			Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance- June 8, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01	1,000,000	1,000	9,000	-	10,000
Loss for the period	-	-	-	(1,634)	(1,634)

Balance – August 31, 2011	1,000,000	1,000	9,000	(1,634)	8,366

Common shares issued for cash at $0.10	565,000	565	55,935	-	56,500
Loss for the period (unaudited)				(15,030)	(15,030)

Balance – February 29, 2012 (unaudited)	1,565,000	$1,565	$64,935	$(16,664)	$49,836

The accompanying condensed notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended February 29, 2012	Cumulative From Inception on (June 8, 2011) to February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,030)	$(16,664)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Expenses paid by related party	-	325
Changes in operating assets and liabilities:
Accounts Receivable	(3,580)	(3,580)
Prepaid Expenses	(1,250)	(1,250)
Accounts payable and accrued liabilities	162	237
Net cash used in operating activities	(19,698)	(20,932)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	56,500	66,500
Payments to a related party	(325)	(325)
Net cash provided by financing activities	56,175	66,175

Net increase in cash and cash equivalents	36,477	45,243

Cash and cash equivalents - beginning of period	8,766	-

Cash and cash equivalents - end of period	$45,243	$45,243

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying condensed notes are an integral part of these financials.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

February 29, 2012

NOTE 1 -  THE COMPANY AND BASIS OF PRESENTATION

Green 4 Media, Inc. (the “Company”) is a Nevada corporation incorporated on June 8, 2011.  It is based in Kamuela, Hawaii, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

The Company is a development stage company that operates as an Eco Marketing and Advertising company offering solutions to clients wishing to stand out of the crowd by showing they care about the environment with the use of natural and sustainable materials in their advertising.  The Company has begun to recognize revenues from its planned operations after having devoted its activities to its formation and the raising of equity capital.

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended February 29, 2012, are not necessarily indicative of the results that may be expected for the year ending August 31, 2012 or for any other period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $45,243 and $8,766 in cash and cash equivalents at February 29, 2012 and August 31, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the six months ended February 29, 2012:

February 29, 2012
Net loss applicable to Common Shares	$(15,030)

Weighted average common shares
outstanding (Basic)	1,208,324
Weighted average common shares
outstanding (Diluted)	1,208,324

Net loss per share (Basic and Diluted)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 25,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (June 8, 2011) to February 29, 2012, the Company has issued 1,000,000 common shares at $0.01 per share for $10,000 in cash, and 565,000 common shares at $0.10 per share for $56,500 in cash for total cash proceeds of $66,500.  There were 1,565,000 and 1,000,000 common shares issued and outstanding at February 29, 2012 and August 31, 2011, respectively.  Of these shares, 1,000,000 were issued to a director and officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - DUE TO RELATED PARTY

As of February 29, 2012 and August 31, 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $0 and $325, respectively.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at February 29, 2012, the Company has a loss from operations of $15,030, an accumulated deficit of $16,664 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2012.

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

NOTE 6 -  SUBSEQUENT EVENTS

Subsequent to February 29, 2012, the Company received $1,000 for 10,000 shares in connection to its current public offering.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus under Rule 424(B)(2), as filed on January 11, 2012.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Green 4 Media,” “we,” “us,” or “our” are to Green 4 Media, Inc.

Results of Operations

We have generated revenues of $3,442 since inception and have incurred $20,106 in expenses through February 29, 2012, resulting in a net loss of $16,664.

The following table provides selected financial data about our company for the period ended February 29, 2012 and the year ended August 31, 2011.

Balance Sheet Date	02/29/12	8/31/11

Cash	$45,243	$8,766
Total Assets	$50,073	$8,766
Total Liabilities	$237	$400
Stockholders’ Equity	$49,836	$8,366

Plan of Operation

We have developed a web-based business offering eco-sustainable marketing and advertising solutions to prospects wishing to emphasize they care about the environment with the use of natural and sustainable materials.  The Company is virtual in nature, meaning that employees and contractors primarily work from home.  Our services are highly specialized and focus on creating campaigns for our clients that focus on communicating their brand through sustainable and natural mediums.  We also offer professional web and graphic designers to incorporate our client’s green message across various mediums.  Another aspect of our plan is to better educate our clients and empower them to understand the value of supporting environmental issues and minimizing their media choices’ environmental impact.

We began operations by contracting out the development of our company website.  Our website was completed and launched in February 2012.  During the first year of operations, the 12 month period from the date of this report, Green 4 Media will concentrate on finding the required investment capital, apply to get its common stock listed on an Over-the-Counter Bulletin Board, prospect for clients, and market our services.

Our website’s content utilizes SEO (Search Engine Optimization) to distribute our message on helping businesses communicate more naturally and sustainably.  The site is comprised of a minimum of 5,000 words and is constructed on a content-managed ‘Joomla’ platform.  The objective is to enhance our own Company’s profile to ‘expert’ status.  This status as an eco-expert in our field will elevate our own rankings and make it easy for prospective customers to find us.  A budget has been set aside for a targeted Google Adwords and banner advertising campaign.  A stylish direct mail piece will also be produced highlighting our services and targeted to businesses fitting our demographic.  Time will be taken to properly research the best markets to target.  Introductory offers will also be incorporated into our website, banner advertising, and direct mail marketing to improve response.

In the next three months, we will begin our advertising and marketing to source prospective clients through our SEO, Adwords, banner advertising, New and Social Media, direct mail strategies and existing network of business contacts, by developing the various ad campaigns needed for each advertising avenue.  We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on the West Coast, targeting clients in Washington, Oregon, California, Hawaii and Nevada.

During the first 6 months we will begin running the ad campaigns.  Concurrently, during the first 6 months we will also begin our recruitment of required professionals.

In the event that we need additional funds, we will endeavour to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Green 4 Media.

During the first year of operations, our President and Director, Daniel Duval, will also provide his labor for an undetermined management fee.  We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of outside contractors.

At present, we believe we have sufficient cash on hand to cover our expenses for the next 12 months and implement our business plan.  If we do not raise sufficient funds in our current Offering to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated $3,442 in revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover expenses for the 12 months.

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

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any property, plant and equipment in the first year of operations.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended August 31, 2012, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved $3,442 in operating revenues since our inception.  We have depended on revenues, loans, and sales of equity securities to conduct operations.

To meet our need for cash, we are attempting to raise money from our Offering.  We cannot guarantee that we will be able to sell all the shares.

Our directors have agreed to advance funds as needed until the public offering is completed or failed.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $10,000 through the sale of common stock to an officer and director, who purchased 1,000,000 shares of common stock at $0.01 on June 9, 2011.  In September 2011 we received $21,000 from 9 non-affiliated investors who purchased 210,000 shares of our common stock at $0.10 per share.  In February 2012 we received $35,500 from 22 non-affiliated investors who purchased 355,000 shares of our common stock through our current offering.  Our financial statements from inception (June 8, 2011) through the period ended February 29, 2012, reported revenues of $3,442 and a net loss of $16,664.  Our financial statements for the six-month period ended February 29, 2012, reported revenues of $3,442 and a net loss of $15,030.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended February 29, 2012.

On October 13, 2011, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 800,000 shares of the Company’s common stock at $0.10 per share.  That Prospectus was declared effective January 10, 2012, and as of April 10, 2012, the Company has sold 365,000 shares of common stock to 24 unaffiliated investors for proceeds of $36,500.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

GREEN 4 MEDIA, INC.
(Registrant)

Dated: April 13, 2012	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)