Form 10-Q/A
period 2012-02-29
GREEN 4 MEDIA, INC.
filed 2012-05-24
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [  ]

As of April 10, 2012, there were 1,575,000 shares of the issuer’s common stock, par value $0.001, outstanding.

EXPLANATORY PARAGRAPH

Green 4 Media, Inc., (the “Company”), SEC file number 333-177305, is filing this first amendment to their quarterly report on Form 10-Q, originally filed on April 16, 2012 (the “Original Filing”) solely for the purpose of correcting the check box on the cover page indicating the Company is no longer a shell company.  The Company has corrected that selection to indicate that the Company is still considered a shell company.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN 4 MEDIA, INC.
(Registrant)

Dated: May 24, 2012	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)