Form 10-Q
period 2012-05-31
GREEN 4 MEDIA, INC.
filed 2012-07-13
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 5, 2012, there were 1,575,000 shares of the issuer’s common stock, par value $0.001, outstanding.

GREEN 4 MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

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

GREEN 4 MEDIA, INC.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2012

Page
Condensed Balance Sheets – May 31, 2012 (unaudited) and August 31, 2011	4

Condensed Statements of Operations for the Three and Nine Months Ended May 31, 2012 (unaudited) and Cumulative From Inception (June 8, 2011) through May 31, 2012 (unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended May 31, 2012(unaudited) and Cumulative From Inception (June 8, 2011) through May 31, 2012 (unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

_______________________________________

GREEN 4 MEDIA, INC.

 (A Development Stage Company)

Condensed Balance Sheets

ASSETS
	May 31, 2012	August 31, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$31,529	$8,766
Accounts receivable	5,784	-
Prepaid expenses	625	-
Total Current Assets	37,938	8,766

TOTAL ASSETS	$37,938	$8,766

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,294	$75
General excise tax payable	562	-
Due to related party	-	325
Total Current Liabilities	1,856	400

TOTAL LIABILITIES	1,856	400

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 1,575,000 and 1,000,000 shares issued and outstanding, respectively	1,575	1,000
Additional paid-in capital	65,925	9,000
Deficit accumulated during the development stage	(31,418)	(1,634)
Total Stockholders’ Equity	36,082	8,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,938	$8,766

The accompanying condensed notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2012	For the Nine Months Ended May 31, 2012	Cumulative From Inception (June 8, 2011) to May 31, 2012

REVENUES	$10,582	$14,024	$14,024

OPERATING EXPENSES:
Selling, general and administrative	12,781	17,590	18,586
Professional fees	12,555	26,218	26,856
Total Operating Expenses	25,336	43,808	45,442

NET LOSS	$(14,754)	$(29,784)	$(31,418)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	1,574,457	1,331,259

The accompanying condensed notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31, 2012	Cumulative From Inception (June 8, 2011) to May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,784)	$(31,418)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Expenses paid by related party	-	325
Changes in operating assets and liabilities:
Accounts receivable	(5,784)	(5,784)
Prepaid expenses	(625)	(625)
Accounts payable and accrued liabilities	1,219	1,294
General excise tax payable	562	562
Net cash used in operating activities	(34,412)	(35,646)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	57,500	67,500
Payments to a related party	(325)	(325)
Net cash provided by financing activities	57,175	67,175

Net increase in cash and cash equivalents	22,763	31,529

Cash and cash equivalents - beginning of period	8,766	-

Cash and cash equivalents - end of period	$31,529	$31,529

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying condensed notes are an integral part of these financials.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

May 31, 2012

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended May 31, 2012, are not necessarily indicative of the results that may be expected for the year ending August 31, 2012 or for any other period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $31,529 and $8,766 in cash and cash equivalents at May 31, 2012 and August 31, 2011, respectively.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Accounts Receivable

Accounts receivable consist of charges for service provided to customers. An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

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

The following table sets forth the computation of basic and diluted earnings per share, for the nine months ended May 31, 2012:

May 31, 2012
Net loss applicable to Common Shares	$(29,784)

Weighted average common shares
outstanding (Basic)	1,331,259
Weighted average common shares
outstanding (Diluted)	1,331,259

Net loss per share (Basic and Diluted)	$(0.02)

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

Share Issuance

Since inception (June 8, 2011) to May 31, 2012, the Company has issued 1,000,000 common shares at $0.01 per share for $10,000 in cash, and 575,000 common shares at $0.10 per share for $57,500 in cash for total cash proceeds of $67,500.  There were 1,575,000 and 1,000,000 common shares issued and outstanding at May 31, 2012 and August 31, 2011, respectively.  Of these shares, 1,000,000 were issued to a director and officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - DUE TO RELATED PARTY

As of May 31, 2012 and August 31, 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $0 and $325, respectively.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at May 31, 2012, the Company has a loss from operations for the nine-month period ended of $29,784, an accumulated deficit of $31,418, and working capital of $36,082 and has earned $14,024 in revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2012.

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

NOTE 6 -  SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

All references in this Form 10-q to the “Company,” “Green 4 Media,” “we,” “us,” or “our” are to Green 4 Media, Inc.

Results of Operations

We have generated revenues of $14,024 since inception and have incurred $45,442 in expenses through May 31, 2012, resulting in a net loss of $31,418.

The following table provides selected financial data about our company for the period ended May 31, 2012 and the year ended August 31, 2011.

Balance Sheet Date	May 31, 2012	August 31, 2011

Cash	$31,529	$8,766
Total Assets	$37,938	$8,766
Total Liabilities	$1,856	$400
Stockholders’ Equity	$36,082	$8,366

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

Our website’s content utilizes SEO (Search Engine Optimization) to distribute our message on helping businesses communicate more naturally and sustainably.  The site is comprised of a minimum of 5,000 words and is constructed on a content-managed ‘Joomla’ platform.  The objective is to enhance our own Company’s profile to ‘expert’ status.  This status as an eco-expert in our field will elevate our own rankings and make it easy for prospective customers to find us.  A budget has been set aside for a targeted Google Adwords and banner advertising campaign.  A direct mail piece will also be produced highlighting our services and targeted to businesses fitting our demographic.  Time will be taken to properly research the best markets to target.  Introductory offers will also be incorporated into our website, banner advertising and direct mail marketing to improve response.

In the next year, we will continue our advertising and marketing to source prospective clients through our SEO, Adwords, banner advertising, New and Social Media, direct mail strategies and existing network of business contacts, by developing the various ad campaigns needed for each advertising avenue.  We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on the West Coast, targeting clients in Washington, Oregon, California, Hawaii and Nevada.

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

During the first year of operations, our President and Director, Daniel Duval, will also provide his labor for an undetermined management fee.  We do not anticipate hiring any staff during the next 12 months of operation, and will rely on the services of outside contractors.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated $14,024 in revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover expenses for the 12 months.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Green 4 Media.

If we are unable to meet our needs for cash from either the money that we raised from our Offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended August 31, 2011, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved $14,024 in operating revenues since our inception.  We have depended on revenues, loans, and sales of equity securities to conduct operations.

We received our initial funding of $10,000 through the sale of common stock to an officer and director, who purchased 1,000,000 shares of common stock at $0.01 on June 9, 2011.  In September 2011 we received $21,000 from 9 non-affiliated investors who purchased 210,000 shares of our common stock at $0.10 per share.  In February and March 2012 we received $36,500 from 24 non-affiliated investors who purchased 365,000 shares of our common stock through our initial public offering.  Our financial statements from inception (June 8, 2011) through the period ended May 31, 2012, reported revenues of $14,024 and a net loss of $31,418.  Our financial statements for the nine-month period ended May 31, 2012, reported revenues of $14,024 and a net loss of $29,784.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended May 31, 2012.

On October 13, 2011, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 800,000 shares of the Company’s common stock at $0.10 per share.  That Prospectus was declared effective January 10, 2012, and the Company closed the offering on June 4, 2012. The Company sold 365,000 shares of common stock to 24 unaffiliated investors for proceeds of $36,500.

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

GREEN 4 MEDIA, INC.
(Registrant)

Dated: July 13, 2012	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)