Form 10-K
period 2012-08-31
GREEN 4 MEDIA, INC.
filed 2012-11-29
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-177305

GREEN 4 MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2511250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 1108, Kamuela, HI	96743
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (808) 283-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 29, 2012, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,575,000 as of November 15, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

All references in this Form 10-K to the “Company,” “Green 4 Media,” “G4M,” “we,” “us” or “our” are to Green 4 Media, Inc.

Item 1.   Business

Business Development

Green 4 Media, Inc. was incorporated in the State of Nevada on June 8, 2011, and our fiscal year end is August 31.  The company's administrative address is PO Box 1108, Kamuela, HI 96743.  The telephone number is 808-283-8888.

Green 4 Media, Inc. has limited revenues, and has limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities and loans from our corporate officers and directors for funding.

Green 4 Media has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Green 4 Media, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

Green 4 Media, Inc. is an eco-marketing and advertising company offering solutions to clients wishing to emphasize that they care about the environment through the use of natural and sustainable materials in their advertising.  The Company will specialize in designing marketing and advertising campaigns utilizing natural media.  Floor media, vertical media, and field advertising using mowing, crops, flowers, sea shells, and moss, as well as logrow grass will be the prime advertising mediums offered.

Floor and field media involves the use of sand, chalk, snow, and specialized cleaning to create 100% environmentally sustainable messages and advertisements. Simple cleaning, using specialized equipment, can take dirty sidewalks, roads or walls and turn them into advertising art.  The remaining dark dirt contracts with the newly cleaned lines to produce beautiful murals or client ads. Bio-degradable chalk can also be applied to the urban landscape as to produce fantastic imagery.   Sand and snow can be used in similar ways to create client sculptures or advertising messages.  Often, these activities will be planned around client events and/or campaigns to maximize effect.

Vertical media uses walls, buildings, or bridges to act as the canvas for our ad creations. Similar to cleaning ground surfaces, a dirty wall can be cleaned, the remaining dirt contrasting with the newly cleaned lines (or template surfaces) to become a one of a kind advertising creation. Our Company’s liquid artists, using common items such as mud, coffee, whiskey, tea, or wine will go to work on behalf of clients to create campaign art on walls, bridges or buildings. Flowers, of all shapes and sizes, can also be hung on walls to create unique messages and imagery. Running water and light can also be manipulated or shaped to form murals and wall art.

Field advertising comes in a number of forms, but most often involves transforming large open space into art.  Grass can be mowed in specialized ways using a template to produce a client message.  Crop circles can be manipulated into telling a campaign message.  Moss can also be used to form words and/or pictures, these creations being known as ‘mossages.’ Logrow advertising specializes in using grass grown in many preordained shapes to reflect a client campaign.

The key to our effort is to alert mid to large sized companies that the option to advertise comes in many ‘natural’ forms that do not harm the environment and can stun passerby’s into appreciating the artful way in which we can craft a message.  Our Company will carefully research the business of each prospective client and determine which type of advertising is most appropriate to best articulate their message and deliver the highest ROI (return on investment).  All advertising packages will be geared to complement existing client campaigns and be customized to their specific goals.  It is our objective to always use a blend of natural advertising mediums to attract attention. Another aspect of our plan is to better educate our clients and empower them to understand the value of supporting environmental issues and minimizing their media choices’ environmental impact.  By combining sustainable innovation with traditional and internet marketing, Green 4 Media will have a competitive advantage.

To support our clients’ natural media campaigns, the design team will also create client ads, shoot photography or implement general marketing campaigns that often combine the internet with traditional forms of advertising.  The Company’s overarching goal will be to provide environmentally conscious companies with a combination of natural, internet and traditional advertising solutions that will mutually support one another, increase a client’s profile and ultimately make them a well-balanced and environmentally-sustainable advertiser.

The Company’s target demographic will be mid to large sized companies that may already have a sense of environmental stewardship, and wish to amplify this message further by bringing it to the public in unique and creative ways. Internet and web-based marketing will also play a key role in promoting our ‘natural’ campaigns, by generating viral social media responses where possible, and making sure that client websites are well optimized to capitalize on the created publicity. Green 4 Media will employ an internet team that will help client’s optimize their websites and social media profiles, to ensure that prospects can find their message while searching for it on-line. The overall effect is to create a buzz through our natural creations, and then promote their existence through viral on-line marketing.

Distribution Methods

We will market our services to prospective clients primarily via our website www.Green4Media.com.

Status of Publicly Announced New Products or Services

Green 4 Media currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Green4Media’s Position in the Industry

Green 4 Media intends to establish itself as a competitive company in the already existing realm of eco marketing.  Green 4 Media’s main competitors will be firms offering similar services and functions. There is a wide spectrum of companies that offer ‘green’ marketing services. Companies such as Green Team USA work all over the world on sustainable marketing initiatives, and while not directly competing with our specialized services, must be viewed as competition in our field. Other companies such as Verde Agency focus on sourcing environmentally sustainable products that clients can use such as 100% sustainable T-shirts and other promotional items that clients can use for their own ‘green’ initiatives.  So while not competing directly with our services, these types of firms would compete with us in terms of offering ‘green’ marketing services that prospective clients may choose to utilize over our own.

In terms of direct competition, Green Graffiti and Curb Media are two of our nearest competitors offering similar type of services and promotions.  They are the industry benchmarks in the field of using the natural world as an advertising medium. This field of marketing is in its infancy, and there will be many established and new competitors, as there is no barrier to entry.

Talent Sources and Names of Principal Suppliers

Green 4 Media will be marketing our services through our own website and eco-friendly resource magazines, and attract required talent through network connections and recruiting agencies.  We have not currently identified any talent thus far.

Dependence on one or a few major customers

Green 4 Media’s business plan targets mid-size to large companies that wish to create innovative eco-marketing campaigns.  It would be dependent on finding clients that fit this profile to succeed.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic marketing may prompt calls for more stringent consumer protection laws.  Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties.  However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the Internet market place.  Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our services will result in the distribution of advertisements over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are qualified to do business only in Nevada.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Compliance with Environmental Laws

Green 4 Media will help businesses understand and comply with Local, State and Federal environmental laws and regulations that apply to them, while promoting the use of natural and sustainable products.

Number of Employees

Green 4 Media has no employees.  The officers and directors are donating their time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues.  We have no other employees, and do not foresee hiring any additional employees in the near future.  We will be engaging in independent contractors on an as needed basis.

Reports to Security Holders

Green 4 Media voluntarily makes available an annual report including audited financials on Form 10-K to security holders.  We file reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Green 4 Media and filed with the SEC at http://www.sec.gov.

Change of Control

Not Applicable.

Item 1A.   Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated With Green 4 Media, Inc.:

Our independent auditors have issued an audit opinion for Green 4 Media which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 5 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business.  As such, we may have to cease operations and investors could lose part or all of their investment in the Company.

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on June 8, 2011, and we have only started our proposed business operations in February 2012, realizing revenues of $25,419 through August 31, 2012.  We have no operating history upon which an evaluation of our future success or failure can be made.  Our net loss since inception to August 31, 2012, was $45,981.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•         Our ability to attract customers who will buy our services,

•         Our ability to generate revenue through the sale of our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating any revenues in the future.  In the event the Company is unable to generate revenues, it may be required to seek additional funding.  Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company.  In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

We offered shares in our Prospectus which closed in June 4, 2012, and no other source of capital has been identified or sought.  If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

We possess minimal capital, which may severely restrict our ability to market our services.  If we are unable to raise additional capital, our business will fail.

We possess minimal capital and must limit the amount of marketing we can perform with respect to our website.  Our business plan contemplates the marketing of our services via our website.  Our limited marketing activities may not attract enough paying customers to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business.  Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

Because Mr. Daniel Duval and Ms. Cheryl Jackson (our officers and directors) have other outside business activities and will have limited time to spend on our business, our operations may be sporadic, which may result in periodic interruptions or suspensions of operations.

Because our officers and directors have other outside business activities and will only be devoting between 20-80% of their time, or 8-32 hours per week each to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Duval and Ms. Jackson.  Mr. Duval will devote 80%, or up to 32 hours per week and Ms. Jackson will devote 20%, or up to 8 hours per week. In the event they are unable to fulfill any aspect of their duties to the Company, we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

We are dependent upon our current officers and directors.

We currently are managed by 2 officers and 2 directors and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run Green 4 Media, Inc., and the company has no Key Man insurance.  If our current officers are no longer able to serve as such and we are unable to find other persons to replace them, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

Our business mode requires the use of outside personnel, who may not be available when needed.

The Company seeks to grow its business in the quickly-evolving niche of green and sustainable marketing and advertising, while maintaining a low cost of operations.  The Company utilizes a virtual workplace (employees and independent contractors primarily work from their residences, eliminating their need for permanent offices), does not retain any employees other than our officers and directors, and instead hired a core group of independent contractors on an as needed basis.  If we are unable to maintain the required talent, it may have a negative effect on our ability to implement our business plan.  In such an event, we may be required to change our business plan or curtail or delay implementation of some, or all, of our business plan.

Our controlling stockholder has significant influence over the Company.

As of August 31, 2012, Daniel Duval, the Company’s Chief Executive Officer owns 63% of the outstanding common stock.  As a result, Mr. Duval possess significant influence over our affairs.  His stock ownership and relationships with members of our board of directors, of which he is one of two may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

Risks Associated With Our Common Stock

Applicable SEC rules governing the trading of “penny stocks” will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is considered to be a “penny stock” and is therefore subject to SEC rules and regulations that (i) impose limitations upon the manner in which our shares may be publicly traded and (ii) regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges such as the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and may increase the difficulty investors might experience in attempting to liquidate such securities.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•         Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•         Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•         Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•         Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

•         The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Our officers and directors own 63% of the outstanding shares of our common stock.  If they choose to sell their shares in the future, it might have an adverse effect on the price of our stock.

Due to the controlling amount of their share ownership in our Company, if our officers and directors decide to sell their shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution to the value of their stock.  Unless registered in the future, if our officers and directors decide to sell any of their common stock, they will be subject to Rule 144 under the 1933 Securities Act.  Rule 144 restricts the ability of a director or officer (affiliate) to sell shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

Our directors will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our Company, our directors will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control.  Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We Are Unlikely To Pay Dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Item 1B.   Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

Green 4 Media’s principal business and corporate address is PO Box 1108, Kamuela, HI, 96743, the telephone number is (808) 283-8888.  The Company utilizes a virtual workplace (officers and independent contractors primarily work from their residences eliminating the need for permanent offices).  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

Green 4 Media does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.      Mine Safety Disclosure

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “GEEM.OB”. However, our common stock has not actively traded since our inception.  Accordingly, there is no active market for our securities.

Our common shares are issued in registered form. VStock, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 Telephone: (212) 828-8436; Facsimile: (646) 536-3179 is the registrar and transfer agent for our common shares.

As of November 10, 2012, we had 27 shareholders of record of our common stock and 1,575,000 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2012, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2012.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Executive Summary

We have developed a web-based business offering eco-sustainable marketing and advertising solutions to prospects wishing to emphasize they care about the environment with the use of natural and sustainable materials.  The Company is virtual in nature, meaning that employees and contractors will primarily work from home.  Our services are highly specialized and emphasize creating campaigns for our clients that focus on communicating their brand through sustainable and natural mediums.  We also offer professional web and graphic designers to incorporate our client’s green message across various mediums.  Another aspect of our plan is to better educate our clients and empower them to understand the value of supporting environmental issues and minimizing their media choices’ environmental impact.

Strategic Initiatives

Fully optimized Green 4 Media Website: We have launched our fully SEO-friendly website.  The site has been optimized to rank high on Google, Bing, and Yahoo organic searches by utilizing link-earning and building with partner websites and blogs, and creating a social media presence to promote the value of creating 100% environmentally sustainable messages and advertisements, as well as building brand awareness and loyalty.

Internet Marketing: We will invest in a Google Adwords / Paid Advertising Campaign, along with a Bing Pay-per-Click Campaign, both including thoroughly researched keywords to drive traffic to our site. Our online marketing efforts include a Social Media Marketing Campaign, with profiles on the major Social Media Platforms: Facebook, Twitter, YouTube and Pinterest. Video Marketing (i.e., YouTube) is especially valuable in delivery of our services, providing the immediate, visual representation of our eco-sustainable marketing campaigns.

Mobile / Smart Phone Advertising:  Green 4 Media is deeply involved in an effort to expand our services to include smart phone marketing.  The exponential growth of smart phone use and its related marketing potential is unprecedented, and Green 4 Media is now positioned to capitalize on this trend.  Green 4 Media is exploring the creation of specially designed mobile websites that perform exclusively on iOS, Blackberry OS and Android Systems.   We are currently working on launching these new mobile sites by January 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2012 and 2011.

Our operating results for the year ended August 31, 2012 and the period from inception (June 8, 2011) to August 31, 2011, are summarized as follows:

	Year Ended August 31,	From June 8, 2011 to August 31,
	2012	2011
Revenue	$25,419	$-
Expenses	$69,766	$1,634
Net Loss	$(44,347)	$(1,634)

Revenue

The Company earned its initial revenues starting in the second quarter of this fiscal year ended August 31, 2012.  The revenues were from the sale of eco-friendly, print-free advertising and marketing services, Search Engine Optimization (Organic/Unpaid Advertising), Adwords Pay-per-Click Advertising, Facebook Pay-per-Click Advertising and viral Social Media Marketing campaigns; and were recognized upon the completion of these programs.  We earned revenues of $25,419 for the year ended August 31, 2012 compared to revenues of $0 for the period ended August 31, 2011.  Increased revenues in 2012 can be attributed to increased awareness of Green 4 Media’s services and expansion of our marketing efforts to new customers. We anticipate revenues to stay consistent in the upcoming fiscal year 2013.

Expenses

Our total expenses for the year ended August 31, 2012 and period ended August 31, 2011, are outlined in the table below:

	Year Ended August 31,	From June 8, 2011 to August 31,
	2012	2011
Selling, general and administrative	$23,035	$996
Professional fees	$46,731	$638
Total	$69,766	$1,634

Liquidity and Financial Condition

Working Capital

	At	At
	August 31,	August 31,
	2012	2011	Change
Current Assets	$30,151	$8,766	$21,385
Current Liabilities	$8,632	$400	$8,232
Working Capital (deficit)	$21,519	$8,366	$13,153

Cash Flows
	Year Ended	Year Ended
	August 31,	August 31,
	2012	2011
Net Cash Used in Operating Activities	$(51,337)	$(1,234)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$57,175	$10,000
Net Increase in Cash During the Period	$5,838	$8,766

We will require additional funds to fund our budgeted expenses in the future.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock.  Further, we may continue to be unprofitable. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

We received our initial funding of $10,000 through the sale of common stock to Daniel Duval, who purchased 1,000,000 shares of common stock at $0.01 on June 9, 2011.  In September 2011, we received $21,000 from 9 unrelated shareholders who purchased 210,000 shares of our common stock at $0.10 per share.  From February to March 2012, we raised $36,500 from our post-effective amendment on Form S-1, from the sale of 365,000 shares to 24 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.    Our financial statements from inception (June 8, 2011) through the period ended August 31, 2011, reported revenues of $25,419 and a net loss of $45,981.

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production.  Our primary sources of liquidity are: (i) cash from sales of our services; and (ii) financing activities.  Our cash balance as of August 31, 2012 was $14,604.

Limited Operating History; Need for Additional Capital

The report of our auditors on our audited financial statements for the fiscal year ended August 31, 2012, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have not generated revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Green 4 Media.

If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, and expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first full year of operations.

Plan of Operation and Cash Requirements

Green 4 Media began selling its services in February 2012.  Our plan of action over the next twelve months is to continue to market and sell our services and raise additional capital financing as necessary to grow operations.

The success of our operations will be based on our ability to grow by financing the operation through internal cash flow or to raise funds through equity and/or debt financing to invest in marketing and sales of our services. The challenging markets for credit do create a condition where some of our marketing plans may have to be delayed if we are not able generate adequate capital. The availability of equity and/or debt financings remains uncertain.

We expect to continue a number of marketing initiatives that we started last quarter including the following:

•         Continued development of a fully optimized website, increasing the number of link-building and link-earning outreaches to blogs and partner sites that promote our eco-sustainable message

•         Embrace the use and expansion of mobile marketing technology

•         Google Adwords and Bing Pay-per-Click Advertising

•         Extensive Social Media Marketing including the leveraging of Facebook, Twitter, Pinterest, and YouTube

•         Facebook  Pay-per-Click Advertising

•         Twitter Pay-per-Click Advertising

•         You Tube Videos Monetization (currently creating videos with still images of our campaigns)

•         Networking for sales leads at local technology events

As our business is a marketing and advertising company we are able to complete most of our marketing initiatives without incurring additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs to a minimum.  Over the next 12 months, we anticipate that the company will require funds of approximately $25,000 to meet our working capital requirements.

In the event that we need additional funds in addition to the cash on hand, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Green 4 Media.

We do not anticipate hiring any staff during the next 12 months of operation, and will rely on the services of our officers and directors and outside contractors.

As a result of these initiatives if we are unable to increase sales and cash flow we may not have sufficient working capital to implement our strategy and we will be forced to scale down our business plan.  Over time this could cause us to curtail or suspend our operations and may eventually cause our business to fail.

Going Concern

As of August 31, 2012, our company has an annual loss of $44,347 and an accumulated deficit of $45,981.  Our company intends to fund operations through operational cash flow and equity/debt financing arrangements.  These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $14,604 and $8,766 in cash and cash equivalents at August 31, 2012 and 2011, respectively.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue consists of internet marketing services; focusing on website design, search engine optimization, and viral social media marketing. Sales income is recognized only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and

iv)       Revenue is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.      Financial Statements and Supplementary Data

GREEN 4 MEDIA, INC.

       (A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

 FINANCIAL STATEMENTS

From Inception on June 8, 2011 through August 31, 2012

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Green 4 Media, Inc.

We have audited the accompanying balance sheets of Green 4 Media, Inc., (“the Company”) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the cumulative period from  June 8, 2011 (date of inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Green 4 Media, Inc., as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the cumulative period from June 8, 2011 (date of inception) through August 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended August 31, 2012 and for the cumulative period from June 8, 2011 (date of inception) through August 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

November 26, 2012

GREEN 4 MEDIA, INC.

 (A Development Stage Company)

 Balance Sheet

As of August 31,

ASSETS
	2012	2011

Current Assets
Cash and cash equivalents	$14,604	$8,766
Account receivable	10,204	-
Prepaid expenses	5,343	-
Total Current Assets	30,151	8,766

TOTAL ASSETS	$30,151	$8,766

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,777	$75
General excise tax payable	1,021	-
Deferred revenue	5,834	-
Due to related party	-	325
Total Current Liabilities	8,632	400

TOTAL LIABILITIES	8,632	400

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 1,575,000 and 1,000,000 shares issued and outstanding, respectively	1,575	1,000
Additional paid-in capital	65,925	9,000
Deficit accumulated during the development stage	(45,981)	(1,634)
Total Stockholders’ Equity	21,519	8,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,151	$8,766

The accompanying notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended August 31, 2012	From Inception (June 8, 2011) to August 31, 2011	Cumulative From Inception (June 8, 2011) to August 31, 2012

REVENUES	$25,419	$-	$25,419

OPERATING EXPENSES:
Selling, general and administrative	23,035	996	24,031
Professional fees	46,731	638	47,369
Total Operating Expenses	69,766	1,634	71,400

NET LOSS	$(44,347)	$(1,634)	$(45,981)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding	1,389,631	988,095

The accompanying notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

From Inception on June 8, 2011 through August 31, 2012

Common Shares

			Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance- June 8, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01	1,000,000	1,000	9,000	-	10,000
Loss for the period	-	-	-	(1,634)	(1,634)

Balance – August 31, 2011	1,000,000	1,000	9,000	(1,634)	8,366

Common shares issued for cash at $0.10	575,000	575	56,925	-	57,500
Loss for the period				(44,347)	(44,347)

Balance – August 31, 2012	1,575,000	$1,575	$65,925	$(45,981)	$21,519

The accompanying notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended August 31, 2012	From Inception (June 8, 2011) to August 31, 2011	Cumulative From Inception (June 8, 2011) to August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,347)	$(1,634)	$(45,981)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Expenses paid by related party	-	325	325
Changes in operating assets and liabilities:
Accounts Receivable	(10,204)	-	(10,204)
Prepaid Expenses	(5,343)	-	(5,343)
Accounts payable and accrued liabilities	1,702	75	1,777
General excise tax payable	1,021	-	1,021
Deferred revenue	5,834		5,834
Net cash used in operating activities	(51,337)	(1,234)	(52,571)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	57,500	10,000	67,500
Payments to a related party	(325)	-	(325)
Net cash provided by financing activities	57,175	10,000	67,175

Net increase in cash and cash equivalents	5,838	8,766	14,604

Cash and cash equivalents - beginning of period	8,766	-	-

Cash and cash equivalents - end of period	14,604	$8,766	$14,604

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012 and 2011

NOTE 1 -  ORGANIZATION & DESCRIPTION OF BUSINESS

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $14,604 and $8,766 in cash and cash equivalents at August 31, 2012 and 2011, respectively.

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

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue consists of internet marketing services; focusing on website design, search engine optimization, and viral social media marketing. Sales income is recognized only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and

iv)       Revenue is reasonably assured.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Net Loss Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share, for the year ended August 31, 2012 and period ended August 31, 2011:

	Year Ended August 31, 2012	From Inception (June 8, 2011) to August 31, 2011
Net loss	$(44,347)	$(1,634)
Weighted average common shares
outstanding (Basic and Diluted)	1,389,631	988,095

Net loss per share (Basic and Diluted)	$(0.03)	$(0.00)

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

Share Issuance

Since inception (June 8, 2011) to August 31, 2012, the Company has issued 1,000,000 common shares at $0.01 per share for $10,000 in cash, and 575,000 common shares at $0.10 per share for $57,500 in cash for total cash proceeds of $67,500.  There were 1,575,000 and 1,000,000 common shares issued and outstanding at August 31, 2012 and 2011, respectively.  Of these shares, 1,000,000 were issued to a director and officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -  PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	August 31, 2012	August 31, 2011
Income tax expense at statutory rate	$(15,078)	$(556)
Valuation allowance	15,078	556
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	August 31, 2012	August 31, 2011
NOL Carryover	$15,634	$556
Valuation allowance	(15,634)	(556)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $45,981 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 4 - DUE TO RELATED PARTY

During the year ended August 31, 2012, the Company made cash payments on its director loan totaling $325, leaving a non-interest bearing loan balance of $0.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at August 31, 2012, the Company has a loss from operations for the year ended of $44,347, an accumulated deficit of $45,981, and working capital of $21,519 and has earned $25,419 in revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2013.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of August 31, 2012, based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Daniel Duval	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	50	June 9, 2011
Cheryl Jackson	Secretary and Director	53	September 1, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Daniel Duval

Daniel, age 50, has over 25 years of experience in the sales, advertising and marketing field; and has been responsible for starting a number of successful businesses in his career. After moving to Hawaii in 2002, Daniel originated the sales and marketing for Visitor Magazines on the Big Island, Kauai and Oahu, and was director of sales and marketing. During this process he realized the need for a fully integrated agency that could streamline his clients' needs into a manageable platform. He founded What to Do Media, in 2006. Since 2006, Daniel has been President of the Company. Daniel was also a Marketing Director for Intrawest Resort Group located in Whistler, BC, from 1995 to 1998.  For the past five years, he has been devoting most of his energies to developing innovative marketing campaigns and has extensive Internet marketing experience.   Daniel is also a certified “Google Adwords Specialist,” having taken much of the advanced training and educational workshops available in this discipline.  He has collaborated directly with website designers and is familiar with all aspects of modern site construction.

Cheryl Jackson

Mrs. Jackson graduated from Gateway Technical Institute in 1979.  She also obtained a Professional Designation in Government Contract Management from UCLA in 1998.

Cheryl has been employed by The Boeing Company in Seattle, WA for over thirty years (from January 1981 - present).  She has been a Boeing Contracts Manager for several new and innovative Boeing programs since 1997 to present.  In these assignments, she has traveled to numerous foreign countries throughout Europe and Asia to meet with new the various government officials and suppliers to assist in the coordination of selling, negotiating and ultimately contract administration of military products.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto as exhibit 14. The Company will also provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, PO Box 1108, Kamuela, HI 96743.

Board and Committee Meetings

Our board of directors currently consists of two members, Daniel Duval and Cheryl Jackson. The Board held no formal meetings during the year ended August 31, 2012. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is developing a comprehensive Board of Directors and does not have an Audit Committee. The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Duval(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2012 2011	7,500 0	0 0	0 0	0 0	0 0	0 0	0 0	7,500 0
Cheryl Jackson(2) Secretary and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Mr. Duval was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of our company on June 9, 2011.

(2)	Mrs. Jackson was appointed Secretary and a director of our company on September 1, 2011.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended August 31, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended August 31, 2012.

Option Exercises and Stock Vested

During our Fiscal year ended August 31, 2012, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 10, 2012 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Daniel Duval PO Box 1108 Kamuela, HI 96743	1,000,000 common shares Direct ownership	63%
Directors and Executive Officers as a Group(1)	1,000,000 common shares	63%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 15, 2012. As of November 15, 2012 there were 1,575,000 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Mr. Duval and Mrs. Jackson, our only directors, are not independent directors as they also serve as our executive officers.

As of August 31, 2011, our company was obligated to Daniel Duval, a Director and Officer of Green 4 Media, Inc., for a non-interest bearing demand loan with a balance of $325. We subsequently paid this loan down in Q1, 2012.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and 2011, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2012	2011
Audit Fees (1)	$8,000	$3,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$8,000	$3,500

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (1)

14.1	*	Code of Ethics

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

101	*

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements. (3)

101.INS	*	XBRL Instance Document (2)

101.SCH	*	XBRL Taxonomy Extension Schema Document (2)

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)

Filed with the Securities and Exchange Commission on October 13, 2011 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-177305), which exhibit is incorporated herein by reference.

(2)

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GREEN 4 MEDIA, INC.
(Registrant)

Dated: November 28, 2012	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 28, 2012	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial, and Accounting Officer)

Dated: November 28, 2012	/s/ Cheryl Jackson
Cheryl Jackson
Secretary and Director