Form 10-Q
period 2012-11-30
GREEN 4 MEDIA, INC.
filed 2013-01-14
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

As of January 7, 2013, there were 1,575,000 shares of the issuer’s common stock, par value $0.001, outstanding.

GREEN 4 MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on November 29, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending August 31, 2013.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2012

_______________________________________

GREEN 4 MEDIA, INC.

 (A Development Stage Company)

Condensed Balance Sheets

ASSETS
	November 30, 2012	August 31, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,620	$14,604
Accounts receivable	5,541	10,204
Prepaid expenses	3,340	5,343
Total Current Assets	17,501	30,151

TOTAL ASSETS	$17,501	$30,151

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,426	$1,777
General excise tax payable	1,215	1,021
Deferred revenue	3,646	5,834
Total Current Liabilities	7,287	8,632

TOTAL LIABILITIES	7,287	8,632

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 1,575,000 shares issued and outstanding	1,575	1,575
Additional paid-in capital	65,925	65,925
Deficit accumulated during the development stage	(57,286)	(45,981)
Total Stockholders’ Equity	10,214	21,519

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,501	$30,151

The accompanying condensed notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,		Cumulative From Inception (June 8, 2011) to November 30, 2012
	2012	2011

REVENUES	$4,756	$-	$30,175

OPERATING EXPENSES:
Selling, general and administrative	9,471	75	33,502
Professional fees	6,590	7,804	53,959
Total Operating Expenses	16,061	7,879	87,461

NET LOSS	$(11,305)	$(7,879)	$(57,286)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	1,575,000	1,172,967

The accompanying condensed notes are an integral part of these financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30,		Cumulative From Inception (June 8, 2011) to November 30, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,305)	$(7,879)	$(57,286)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Expenses paid by related party	-	-	325
Changes in operating assets and liabilities:
Accounts receivable	4,663	-	(5,541)
Prepaid expenses	2,003	(5,075)	(3,340)
Accounts payable and accrued liabilities	649	225	2,426
General excise tax payable	194	-	1,215
Deferred revenue	(2,188)	-	3,646
Net cash used in operating activities	(5,984)	(12,729)	(58,555)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	21,000	67,500
Payments to a related party	-	(325)	(325)
Net cash provided by financing activities	-	20,675	67,175

Net increase (decrease) in cash and cash equivalents	(5,984)	7,946	8,620

Cash and cash equivalents - beginning of period	14,604	8,766	-

Cash and cash equivalents - end of period	$8,620	$16,712	$8,620

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financials.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

November 30, 2012

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

The accompanying unaudited condensed financial statements of the Company were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended August 31, 2012 included in the Company’s Form 10-K, as filed with the SEC on November 29, 2012.

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended November 30, 2012, are not necessarily indicative of the results that may be expected for the year ending August 31, 2013 or for any other period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $8,620 and $14,604 in cash and cash equivalents at November 30, 2012 and August 31, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the three months ended November 30, 2012 and 2011:

	November 30, 2012	November 30, 2011
Net loss	$(11,305)	$(7,879)

Weighted average common shares
outstanding (Basic and Diluted)	1,575,000	1,172,967

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

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

Share Issuance

Since inception (June 8, 2011) to November 30, 2012, the Company has issued 1,000,000 common shares at $0.01 per share for $10,000 in cash during the 2011 fiscal year, and 575,000 common shares at $0.10 per share for $57,500 in cash during the 2012 fiscal year for total cash proceeds of $67,500.  There were 1,575,000 common shares issued and outstanding at November 30, 2012 and August 31, 2012.  Of these shares, 1,000,000 were issued to a director and officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at November 30, 2012, the Company has a loss from operations for the three-month period ended of $11,305, an accumulated deficit of $57,286, and working capital of $10,214 and has earned $30,176 in revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2013.

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

NOTE 5 -  SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our 10-K, as filed on November 29, 2012.  You should carefully review the risks described in our 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Mobile / Smart Phone Advertising:  Green 4 Media is deeply involved in an effort to expand our services to include smart phone marketing.  The exponential growth of smart phone use and its related marketing potential is unprecedented, and Green 4 Media is now positioned to capitalize on this trend.  Green 4 Media is exploring the creation of specially designed mobile websites that perform exclusively on IOS, Blackberry OS and Android Systems.   We are currently working on launching these new mobile sites by March 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2012.

We have generated revenues of $30,175 since inception and have incurred $87,461 in expenses through November 30, 2012, resulting in a net loss of $57,286.

Our operating results for the three months ended November 30, 2012 and 2011 are summarized as follows:

Revenue

	Three Months Ended November 30,
	2012	2011
Revenue	$4,756	$-
Expenses	$16,061	$7,879
Net Loss	$(11,305)	$(7,879)

The Company earned its initial revenues starting in the second quarter of the fiscal year ended August 31, 2012.  The revenues were from the sale of eco-friendly, print-free advertising and marketing services, Search Engine Optimization (Organic/Unpaid Advertising), Adwords Pay-per-Click Advertising, Facebook Pay-per-Click Advertising and viral Social Media Marketing campaigns; and were recognized upon the completion of these programs.  We earned revenues of $4,756 for the three months ended November 30, 2012 compared to revenues of $0 for the period ended November 30, 2011.  Increased revenues can be attributed to increased awareness of Green 4 Media’s services and expansion of our marketing efforts to new customers. We anticipate revenues to stay consistent or decrease in the upcoming fiscal year 2013 due to our lack of available funds to further market our services.

Expenses

Our total expenses for the three months ended November 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended November 30,
	2012	2011
Selling, general and administrative	$9,471	$75
Professional fees	$6,590	$7,804
Total	$16,061	$7,879

Selling, general and administrative expenses for the Three months increased by $9,396, due to the increased spending to generate revenue and deliver our services.

Liquidity and Financial Condition

Working Capital

	At	At
	November 30,	August 31,
	2012	2012	Change
Current Assets	$17,501	$30,151	$(12,650)
Current Liabilities	$7,287	$8,632	$(1,345)
Working Capital	$10,214	$21,519	$(11,305)

Cash Flows

	Three	Three
	Months Ended	Months Ended
	November 30,	November 30,
	2012	2011
Net Cash Used in Operating Activities	$(5,984)	$(12,729)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$20,675
Net Increase (Decrease) in Cash During the Period	$(5,984)	$7,946

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

Plan of Operation

Green 4 Media began selling its services in February 2012.  Our plan of action over the next twelve months is to continue to market and sell our services and raise additional capital financing as necessary to grow operations.

The success of our operations will be based on our ability to grow by financing the operation through internal cash flow and/or to raise funds through equity and/or debt financing to invest in marketing and sales of our services. The challenging markets for credit do create a condition where some of our marketing plans may have to be delayed if we are not able generate adequate capital. The availability of equity and/or debt financings remains uncertain.

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

•         Facebook  Pay-per-Click Advertising

•         Twitter Pay-per-Click Advertising

•         You Tube Videos Monetization (currently creating videos with still images of our campaigns)

•         Networking for sales leads at local technology events

As our business is a marketing and advertising company we are able to complete some of our marketing initiatives without incurring major additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs reasonable.  Over the next 12 months, we anticipate that the company will require funds of approximately $25,000 to meet our working capital requirements.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated $30,175 in revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover expenses for the next 12 months. We anticipate needing a minimum of $25,000 to meet our working capital commitments for the next 12 months.

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

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in our second year of operations.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended August 31, 2012, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved $30,175 in operating revenues since our inception.  We have depended on revenues, loans, and sales of equity securities to conduct operations.

We received our initial funding of $10,000 through the sale of common stock to an officer and director, who purchased 1,000,000 shares of common stock at $0.01 on June 9, 2011.  In September 2011 we received $21,000 from 9 non-affiliated investors who purchased 210,000 shares of our common stock at $0.10 per share.  In February and March 2012 we received $36,500 from 24 non-affiliated investors who purchased 365,000 shares of our common stock through our initial public offering.  Our financial statements from inception (June 8, 2011) through the period ended November 30, 2012, reported revenues of $30,175 and a net loss of $57,286.  Our financial statements for the three-month period ended November 30, 2012, reported revenues of $4,756 and a net loss of $11,305.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended November 30, 2012.

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

GREEN 4 MEDIA, INC.
(Registrant)

Dated: January 14, 2013	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)