Form 10-Q
period 2013-02-28
GREEN 4 MEDIA, INC.
filed 2013-04-04
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

As of March 31, 2013, there were 1,575,000 shares of the issuer’s common stock, par value $0.001, outstanding.

GREEN 4 MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRAURY 28, 2013

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

GREEN 4 MEDIA, INC.

(A Development Stage Company)

INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

February 28, 2013

_______________________________________

GREEN 4 MEDIA, INC.

 (A Development Stage Company)

Condensed Balance Sheets

ASSETS
	February 28, 2013	August 31, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,751	$14,604
Accounts receivable	-	10,204
Prepaid expenses	1,336	5,343
Total Current Assets	4,087	30,151

TOTAL ASSETS	$4,087	$30,151

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$811	$1,777
General excise tax payable	336	1,021
Deferred revenue	1,458	5,834
Total Current Liabilities	2,605	8,632

TOTAL LIABILITIES	2,605	8,632

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 1,575,000 shares issued and outstanding	1,575	1,575
Additional paid-in capital	65,925	65,925
Deficit accumulated during the development stage	(66,018)	(45,981)
Total Stockholders’ Equity	1,482	21,519

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,087	$30,151

The accompanying notes are an integral part of these condensed financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		Cumulative From Inception (June 8, 2011) to February 28, 2013
	February 28, 2013	February 29, 2012	February, 28 2013	February, 29 2012

REVENUES	$3,478	$3,442	$8,234	$3,442	$33,653

OPERATING EXPENSES:
Selling, general and administrative	8,083	4,734	17,554	4,809	41,585
Professional fees	4,127	5,859	10,717	13,663	58,086
Total Operating Expenses	12,210	10,593	28,271	18,472	99,671

NET LOSS	$(8,732)	$(7,151)	$(20,037)	$(15,030)	$(66,018)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	1,575,000	1,232,033	1,575,000	1,208,324

The accompanying notes are an integral part of these condensed financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended February 28,	For the Six Months Ended February 29,	Cumulative From Inception (June 8, 2011) to February 28, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,037)	$(15,030)	$(66,018)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Expenses paid by related party	-	-	325
Changes in operating assets and liabilities:
Accounts receivable	10,204	(3,580)	-
Prepaid expenses	4,007	(1,250)	(1,336)
Accounts payable and accrued liabilities	(966)	162	811
General excise tax payable	(685)	-	336
Deferred revenue	(4,376)	-	1,458
Net cash used in operating activities	(11,853)	(19,698)	(64,424)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	56,500	67,500
Payments to a related party	-	(325)	(325)
Net cash provided by financing activities	-	56,175	67,175

Net increase (decrease) in cash and cash equivalents	(11,853)	36,477	2,751

Cash and cash equivalents - beginning of period	14,604	8,766	-

Cash and cash equivalents - end of period	$2,751	$45,243	$2,751

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financials.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

February 28, 2013

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended February 28, 2013, are not necessarily indicative of the results that may be expected for the year ending August 31, 2013 or for any other period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $2,751 and $14,604 in cash and cash equivalents at February 28, 2013 and August 31, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the three and six months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net loss	$(8,732)	$(7,151)	$(20,037)	$(15,030)

Weighted average common shares
outstanding (Basic and Diluted)	1,575,000	1,232,033	1,575,000	1,208,324

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

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

Share Issuance

Since inception (June 8, 2011) to February 28, 2013, the Company has issued 1,000,000 common shares at $0.01 per share for $10,000 in cash during the 2011 fiscal year, and 575,000 common shares at $0.10 per share for $57,500 in cash during the 2012 fiscal year for total cash proceeds of $67,500.  There were 1,575,000 common shares issued and outstanding at February 28, 2013 and August 31, 2012.  Of these shares, 1,000,000 were issued to a director and officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at February 28, 2013, the Company has a loss from operations for the six month period ended of $20,037, an accumulated deficit of $66,018, and working capital of $1,482 and has earned $33,653 in revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2013.

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

Mobile / Smart Phone Advertising:  Green 4 Media is deeply involved in an effort to expand our services to include smart phone marketing.  The exponential growth of smart phone use and its related marketing potential is unprecedented, and Green 4 Media is now positioned to capitalize on this trend.  Green 4 Media is exploring the creation of specially designed mobile websites that perform exclusively on IOS, Blackberry OS and Android Systems.   We are currently working on launching these new mobile sites by May 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2012.

We have generated revenues of $33,653 since inception and have incurred $99,671 in expenses through February 28, 2013, resulting in a net loss of $66,018.

Our operating results for the three and six months ended February 28, 2013 and February 29, 2012 are summarized as follows:

Revenue

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Six Months Ended February 28, 2013	Six Months Ended February 29, 2012
Revenue	$3,478	$3,442	$8,234	$3,442
Expenses	12,210	10,593	28,271	18,472
Net Loss	$(8,732)	$(7,151)	$(20,037)	$(15,030)

The Company earned its initial revenues starting in the second quarter of the fiscal year ended August 31, 2012.  The revenues were from the sale of eco-friendly, print-free advertising and marketing services, Search Engine Optimization (Organic/Unpaid Advertising), Adwords Pay-per-Click Advertising, Facebook Pay-per-Click Advertising and viral Social Media Marketing campaigns; and were recognized upon the completion of these programs.  We earned revenues of $3,478 for the three months ended February 28, 2013 compared to revenues of $3,442 for the three months February 29, 2012.  We earned revenues of $8,234 for the six months ended February 28, 2013 compared to revenues of $3,442 for the six months ended February 29, 2012.  Increased revenues in 2013 can be attributed to increased awareness of Green 4 Media’s services and expansion of our marketing efforts to new customers. We anticipate revenues to decrease during the fiscal year 2013 due to our lack of available funds to further market our services.

Expenses

Our total expenses for the three and six months ended February 28, 2013 and February 29, 2012 are outlined in the table below:

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Six Months Ended February 28, 2013	Six Months Ended February 29, 2012
Selling, general and administrative	$8,083	$4,734	$17,554	$4,809
Professional fees	4,127	5,859	10,717	13,663
Total	$12,210	$10,593	$28,271	$18,472

Expenses for the three month period ended February 28, 2013, increased 15% as compared to the comparative period in 2012.  Expenses for the six month period ended February 28, 2013, increased 53% as compared to the comparative period 2012.  The increases for the three and six month periods ended February 28, 2013 were primarily as a result of a substantial increase in selling, general and administrative expenses due to the costs associated with providing our increased revenues.

Liquidity and Financial Condition

Working Capital

	At	At
	February 28,	August 31,
	2013	2012	Change
Current Assets	$4,087	$30,151	$(26,064)
Current Liabilities	$2,605	$8,632	$(6,027)
Working Capital	$1,482	$21,519	$(20,037)

Cash Flows

	Six	Six
	Months Ended	Months Ended
	February 28,	February 29,
	2013	2012
Net Cash Used in Operating Activities	$(11,853)	$(19,698)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$56,175
Net Increase (Decrease) in Cash During the Period	$(11,853)	$36,477

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

•         Facebook  Pay-per-Click Advertising

•         Twitter Pay-per-Click Advertising

•         You Tube Videos Monetization (currently creating videos with still images of our campaigns)

•         Networking for sales leads at local technology events

As our business is a marketing and advertising company we are able to complete most of our marketing initiatives without incurring major additional outside expenses by completing the work internally hence being able to keep our advertising and marketing costs reasonable.  Over the next 12 months, we anticipate that the company will require funds of approximately $25,000 to meet our working capital requirements.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated $33,653 in revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website and possible cost overruns due to the price and cost increases in supplies and services.

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

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended August 31, 2012, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved $33,653 in operating revenues since our inception.  We have depended on revenues, loans, and sales of equity securities to conduct operations.

We received our initial funding of $10,000 through the sale of common stock to an officer and director, who purchased 1,000,000 shares of common stock at $0.01 on June 9, 2011.  In September 2011 we received $21,000 from 9 non-affiliated investors who purchased 210,000 shares of our common stock at $0.10 per share.  In February and March 2012 we received $36,500 from 24 non-affiliated investors who purchased 365,000 shares of our common stock through our initial public offering.  Our financial statements from inception (June 8, 2011) through the period ended February 28, 2013, reported revenues of $33,653 and a net loss of $66,018.  Our financial statements for the six-month period ended February 28, 2013, reported revenues of $8,234 and a net loss of $20,037.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended February 28, 2013.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31                    Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32                    Rule 1350 Certification of Principal Executive and Financial Officer

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

GREEN 4 MEDIA, INC.
(Registrant)

Dated: April 2, 2013	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)