Form 10-Q
period 2013-05-31
GREEN 4 MEDIA, INC.
filed 2013-06-26
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of June 24, 2013, there were 1,575,000 shares of the issuer’s common stock, par value $0.001, outstanding.

GREEN 4 MEDIA, INC.

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2013

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

GREEN 4 MEDIA, INC.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2013

_______________________________________

GREEN 4 MEDIA, INC.

 (A Development Stage Company)

Condensed Balance Sheets

ASSETS
	May 31, 2013	August 31, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$148	$14,604
Accounts receivable	-	10,204
Prepaid expenses	-	5,343
Total Current Assets	148	30,151

TOTAL ASSETS	$148	$30,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,554	$1,777
General excise tax payable	65	1,021
Deferred revenue	-	5,834
Total Current Liabilities	1,619	8,632

TOTAL LIABILITIES	1,619	8,632

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, par value $0.001, 100,000,000 shares authorized, 1,575,000 shares issued and outstanding	1,575	1,575
Additional paid-in capital	65,925	65,925
Deficit accumulated during the development stage	(68,971)	(45,981)
Total Stockholders’ Equity (Deficit)	(1,471)	21,519

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$148	$30,151

The accompanying notes are an integral part of these condensed financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,		Cumulative From Inception (June 8, 2011) to May 31, 2013
	2013	2012	2013	2012

REVENUES	$1,400	$10,582	$9,634	$14,024	$35,053

OPERATING EXPENSES:
Selling, general and administrative	1,596	12,781	19,150	17,590	43,181
Professional fees	2,757	12,555	13,474	26,218	60,843
Total Operating Expenses	4,353	25,336	32,624	43,808	104,024

NET LOSS	$(2,953)	$(14,754)	$(22,990)	$(29,784)	$(68,971)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	1,575,000	1,574,457	1,575,000	1,331,259

The accompanying notes are an integral part of these condensed financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31,		Cumulative From Inception (June 8, 2011) to May 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,990)	$(29,784)	$(68,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	-	-	325
Changes in operating assets and liabilities:
Accounts receivable	10,204	(5,784)	-
Prepaid expenses	5,343	(625)	-
Accounts payable and accrued liabilities	(223)	1,219	1,554
General excise tax payable	(956)	562	65
Deferred revenue	(5,834)	-	-
Net cash used in operating activities	(14,456)	(34,412)	(67,027)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	57,500	67,500
Payments to a related party	-	(325)	(325)
Net cash provided by financing activities	-	57,175	67,175

Net increase (decrease) in cash and cash equivalents	(14,456)	22,763	148

Cash and cash equivalents - beginning of period	14,604	8,766	-

Cash and cash equivalents - end of period	$148	$31,529	$148

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GREEN 4 MEDIA, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

May 31, 2013

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended May 31, 2013, are not necessarily indicative of the results that may be expected for the year ending August 31, 2013 or for any other period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $148 and $14,604 in cash and cash equivalents at May 31, 2013 and August 31, 2012, respectively.

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

iv)       Collection is reasonably assured.

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

The following table sets forth the computation of basic and diluted earnings per share, for the three and nine months ended May 31, 2013 and 2012:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net loss	$(2,953)	$(14,754)	$(22,990)	$(29,784)

Weighted average common shares
outstanding (Basic and Diluted)	1,575,000	1,574,457	1,575,000	1,331,259

Net loss per share (Basic and Diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

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

Share Issuance

Since inception (June 8, 2011) to May 31, 2013, the Company has issued 1,000,000 common shares at $0.01 per share for $10,000 in cash during the 2011 fiscal year, and 575,000 common shares at $0.10 per share for $57,500 in cash during the 2012 fiscal year for total cash proceeds of $67,500.  There were 1,575,000 common shares issued and outstanding at May 31, 2013 and August 31, 2012.  Of these shares, 1,000,000 were issued to a director and officer of the Company.

There were no preferred shares issued and outstanding. The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at May 31, 2013, the Company has a loss from operations for the nine month period ended of $22,990, an accumulated deficit of $68,971, and a working capital deficiency of $1,471 and has earned $35,053 in revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2013.

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

We have generated revenues of $35,053 since inception and have incurred $104,024 in expenses through May 31, 2013, resulting in a net loss of $68,971.

Our operating results for the three and nine months ended May 31, 2013 and 2012 are summarized as follows:

Revenue

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Revenue	$1,400	$10,582	$9,634	$14,024
Expenses	4,353	25,336	32,624	43,808
Net Loss	$(2,953)	$(14,754)	$(22,990)	$(29,784)

The Company earned its initial revenues starting in the second quarter of the fiscal year ended August 31, 2012.  The revenues were from the sale of eco-friendly, print-free advertising and marketing services, Search Engine Optimization (Organic/Unpaid Advertising), Adwords Pay-per-Click Advertising, Facebook Pay-per-Click Advertising and viral Social Media Marketing campaigns; and were recognized upon the completion of these programs.  We earned revenues of $1,400 for the three months ended May 31, 2013 compared to revenues of $10,582 for the three months May 31, 2012.  We earned revenues of $9,634 for the nine months ended May 31, 2013 compared to revenues of $14,024 for the nine months ended May 31, 2012.  Decreased revenues in 2013 can be attributed to the lack of funds available to properly market our products and services. Unless we can raise additional funds, we anticipate revenues to decrease substantially during the fiscal year ended August 31, 2013 and 2014 due to our lack of available funds to further market our services.

Expenses

Our total expenses for the three and nine months ended May 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended May 31,		Nine Months Ended May 31
	2013	2012	2013	2012
Selling, general and administrative	$1,596	$12,781	$19,150	$17,590
Professional fees	2,757	12,555	13,474	26,218
Total	$4,353	$25,336	$32,624	$43,808

Selling, general and administrative expenses for the three month period ended May 31, 2013 decreased $11,185 as compared to the comparative period in 2012 and professional fees decreased $9,798 for the same comparative periods.  Selling, general and administrative expenses for the nine month period ended May 31, 2013 increased 1,560 as compared to the comparative period 2012 and professional fees decreased 12,744 for the same comparative periods.

The decrease in selling, general, and administrative expenses for the three month period ended May 31, 2013 was due to the decrease in sales and marketing efforts and the decrease in professional fees for the three and nine months was due to the fees spent in 2012 for the Company to obtain its trading symbol and DTC eligibility.  The increase in selling, general and administrative expenses for the nine month period ended May 31, 2013 was primarily as a result of an increase in marketing efforts.

Liquidity and Financial Condition

Working Capital (Deficiency)

	At	At
	May 31,	August 31,
	2013	2012	Change
Current Assets	$148	$30,151	$(30,003)
Current Liabilities	$1,619	$8,632	$(7,013)
Working Capital (Deficiency)	$(1,471)	$21,519	$22,990

Cash Flows

	Nine Months Ended May 31,
	2013	2012
Net Cash Used in Operating Activities	$(14,456)	$(34,412)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$57,175
Net Increase (Decrease) in Cash During the Period	$(14,456)	$22,763

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated $35,053 in revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website and possible cost overruns due to the price and cost increases in supplies and services.

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

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the period ended August 31, 2012, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved $35,053 in operating revenues since our inception.  We have depended on revenues, loans, and sales of equity securities to conduct operations.

We received our initial funding of $10,000 through the sale of common stock to an officer and director, who purchased 1,000,000 shares of common stock at $0.01 on June 9, 2011.  In September 2011 we received $21,000 from 9 non-affiliated investors who purchased 210,000 shares of our common stock at $0.10 per share.  In February and March 2012 we received $36,500 from 24 non-affiliated investors who purchased 365,000 shares of our common stock through our initial public offering.  Our financial statements from inception (June 8, 2011) through the period ended May 31, 2013, reported revenues of $35,053 and a net loss of $68,971.  Our financial statements for the nine-month period ended May 31, 2013, reported revenues of $9,634 and a net loss of $22,990.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended May 31, 2013.

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

GREEN 4 MEDIA, INC.
(Registrant)

Dated: June 26, 2013	/s/ Daniel Duval
Daniel Duval
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)