Form 10-K
period 2013-06-30
Fresh Healthy Vending International
filed 2013-09-30
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 333-177305

FRESH HEALTHY VENDING INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2511250
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3605 Scranton Road, Suite 350
San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

858-210-4200

(Issuer’s telephone number, including area code)

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer  ☐

Accelerated filer    ☐

Non-accelerated filer    ☐ (1)

Smaller reporting company    ☒

(1)  Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity on December 31, 2012 held by non-affiliates of the registrant (based on the stock’s not having traded through that date) was $0.   Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiary) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At September 27, 2013, there were 25,147,866 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FRESH HEALTHY VENDING INTERNATIONAL, INC.

FORM 10-K

FOR THE TEN MONTHS ENDED JUNE 30, 2013

TABLE OF CONTENTS

PART I

Item 1 - Business

Item 1A - Risk Factors

Item 1B - Unresolved Staff Comments

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 - Mine Safety Disclosures

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6 - Selected Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Item 8 - Financial Statements and Supplementary Data

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A - Controls and Procedures

Item 9B - Other Information

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Item 14 - Principal Accountant Fees and Services

PART IV

Item 15 - Exhibits, Financial Statement Schedules

Signatures

F-1 – Financial Statements

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain statements relating to future results of Fresh Healthy Vending International, Inc. (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Also, there can be no assurance that the Company will be able to continue as a going concern.

Item 1 - Business

As used in this annual report, the terms "we", "us", "our", “Fresh Health Vending”, and the "Company" means Fresh Healthy Vending International, Inc., a Nevada corporation, its wholly-owned subsidiary Fresh Healthy Vending LLC, a California limited liability corporation or their management.

Business

We are a Franchise Development Company and operator of Company-owned vending machines that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic vending destinations. We and our franchisees operate 1,775 vending machines offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico. Our obligations to each franchisee include securing locations for the healthy vending machines they purchase. We offer over 6,000 healthy food and beverage vending products via an exclusive eCommerce platform and we train each franchisee at our San Diego headquarters.  We provide dedicated account management and ongoing customer service to our franchisees.

History

On July 15, 2013, our Board of Directors approved a stock split (“Stock Split”) in the form of a stock dividend to holders of 575,000 shares of our common stock as of July 19, 2013 (common stock shares were subsequently reduced by cancellation of 1,000,000 shares of our common stock).  Each recipient of the stock dividend received 10.67165 additional shares of common stock for every share of common stock held.  All share numbers shown herein retroactively reflect the effects of the Stock Split for all periods herein presented.

On July 19, 2013 (the "Closing Date") our wholly owned subsidiary FHV Acquisition Corp. completed a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the “Acquisition Agreement”) with FHV Holdings Corp, a California corporation (“FHV-Cal”) (the “FHV Acquisition”).  Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,278 shares of our Company's common stock (as adjusted for the Stock Split) to FHV-Cal, in exchange for all FHV-Cal’s assets as of the Closing Date.  FHV-Cal’s principal asset consists of the operations and assets of Fresh Healthy Vending LLC, a California limited liability company (“FHV LLC”).  FHV-Cal has informed our Company that the shares of our Company’s common stock described herein are expected to be distributed to the sole shareholder of FHV-Cal, a trust operated for the benefit of and controlled by Nicholas Yates.

On July 19, 2013, we completed the sale of 2,788,369 shares of our common stock to 18 purchasers (“Stock Sale”) in exchange for proceeds totaling $1,210,000 (approximately $1,190,000 net of estimated related costs in connection with the transaction).

In connection with the Acquisition Agreement, we entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the “Indemnity Agreement”) with our former Chief Executive Officer Daniel Duval providing for:

1.

The sale to Mr. Duval of our business existing on the date of the Indemnity Agreement (the “GEEM Business”);

2.

The assumption by Mr. Duval of all liabilities of our Company and the indemnification by Mr. Duval holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;

3.

The payment to Mr. Duval of $191,000 in cash; and

4.

The surrender by Mr. Duval of 1,000,000 shares (pre-split) of our Company’s common stock (all of which shares are to be cancelled by our Company).

At the Closing Date subsequent to the transactions described above (and giving effect to the Stock Split), we had approximately 25,147,866 shares of common stock outstanding.

We are a public company listed under the symbol “VEND” (until September 18, 2013 we traded under the symbol “GEEM”).  We were incorporated in the State of Nevada on June 8, 2011 as Green 4 Media, Inc. Prior to July 19, 2013, we were an eco-marketing and advertising company (“GEEM Business”).  On July 22, 2013, we entered into the Indemnity Agreement and in connection with that agreement we transferred the GEEM Business to our former Chief Executive Officer.  Effective August 8, 2013, we changed the name of our Company from Green 4 Media, Inc. to Fresh Healthy Vending International, Inc.  On September 18, 2013, Financial Industry Regulatory Authority, Inc. (“FINRA”) advised our Company that it had received the necessary documentation to announce our name/symbol change to Fresh Healthy Vending International, Inc.  This corporate action took effect at the open of business on September 19, 2013.

FHV-LLC was formed as a limited liability company in California in 2010 as a franchisor of healthy drinks and snack vending machines.  Including the operating history of YoNaturals whose assets were contributed to FHV-LLC in August 2010, we have a combined seven year operating history in vending machines providing food and beverages.

The Industry and the Overall Market

We are both a franchisor of vending machine operations and an operator of vending machines.  In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA’s annual Franchise Business Economic Outlook report (compiled by HIS Global Insight).  This growth is expected to continue in 2013 at the rate of 1.4%.  The vending machine industry saw the total dollar volume in machine sales rise to $43 billion in 2011 (the last year reported by the Vending Times 2012 Census of the Industry) from $42.2 billion in 2010 (a 1.9% increase).

According to the report “A Roadmap for Simultaneously Developing the Supply and Demand for Energy Efficient Beverage Vending Machines,” there are approximately 2.5 million food and beverage vending machines in the United States.  We have estimated that 35% of these vending machines are situated in locations that meet our Company’s minimum demographic and foot-traffic requirements for placement.

Vending Technology

We have developed a cash and cashless vending platform to readily monitor the locations of our franchisees’ and our machines.  We help them and us to grow business with onsite and virtual management tools, including as an example, wireless remote monitoring telemetry software. Our vending standards are UL (“Underwriters Laboratories”) recognized, among the highest in the industry.  This ensures food temperature compliance which includes auto-contingency processes should electrical or hardware malfunction.  These processes ensure that ambient air stays within specified parameters at all times. Our third-party cashless technology ensures the highest level of data and network compliance so that customers’ information is kept secure at all times while ensuring complete transparency. As a result we generally handle little if any cash in the process. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

Products

We provide a portfolio of fresh, organic and all-natural snacks and drinks. All products are available via our Company’s exclusive E-commerce website and for franchisees only. We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  We generally deliver our products to our franchisees within two to five business days of order with free delivery nationwide.

Competition

The vending industry is large, highly fragmented and consolidating as the market leaders acquire regional vending companies to fulfill their real-estate expansion plans or acquire privately-held service verticals.  We believe we have laid the foundation for a national health vending operation with built-in, long-term service agreements and residual product and inventory sales.  We believe our business model offers competitive advantages including the following.

•

We focus on healthier food included in school vending machines.  Federal guidelines have been established that aim to counter youth obesity while improving student nutrition.  Such rules work to discourage our competitors’ fare to be marketed to schools.  According to Ned Monroe, senior vice-president for government affairs for the National Automatic Merchandising Association, “There were fewer and fewer operators handling school accounts because it was a tough process to find products that met the patchwork of school guidelines.” In fact, “the trade group estimates that just 10 percent of its vending operator members sell in schools now, down from about 25 percent a decade ago.”

•

We outsource non-core functions to third-party vendors. Outsourced services include: machine manufacturing, transport, location set-up, maintenance, inventory, food management and ordering, payment processing, and cash management. This has historically allowed us to use more of our financial resources to invest in new services for franchisees and in providing them with cost savings (such as cost of foods and beverages). By operating with a lean, low-cost administrative model, we focus on what we believe to be our operating strengths, namely marketing and selling new franchisees and implementing new ways to help them grow.

Our Principal Supplier

We currently purchase our vending machines as needed from a sole supplier, Automated Merchandising Systems Inc. (“AMS”).  We believe that our relationship with AMS is excellent and likely to continue.  In our view the loss of our relationship with AMS, should it occur, may result in short term disruptions not likely to be material because there are to our knowledge at least four other suppliers for our vending machines from which we can obtain comparable vending equipment.

Governmental Regulation

We are required to comply with regulations governing the sale of franchises – a major component of our business. Thirteen states directly regulate franchising and require pre-sale registration of a Franchise Disclosure Document (“FDD”), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 37 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission (FTC), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 13 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC’s Franchise Rule does not require registration of an FDD with the FTC; however, a franchisor that fails to properly disclose its franchisee candidates in the 37 FTC states is subject to claims for breach of contract, fraud, damages, sanctions and the like.

Our Employees

Including FHV-LLC with whom we merged in July 2013, we had approximately 27 full-time employees as of June 30, 2013 and three contracted positions.  None of our employees are subject to collective bargaining agreements.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Item 1B – Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this Current Report, before making an investment decision.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should read the section entitled "Special Notes Regarding Forward-Looking Statements" for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

The termination, non-renewal or renegotiation on materially adverse terms of our franchise agreements with a large number of our significant franchisees could seriously harm our business, financial condition and results of operations.  While franchisee revenue is not concentrated among one or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable locations. A typical franchise agreement ranges from five to ten years and automatically renews until we or the franchisee gives notice of termination. Certain contract provisions with our franchisees vary, including product and service offerings, the fees we receive from each franchisee and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our franchisees that are superior to, or competitive with, other franchisors and with other potential uses for the locations of our machines. If we are unable to provide our franchisees with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.

Competition from other franchisors of vending machine businesses and franchisors of other businesses could impact franchise and vending machine sales and seriously harm our business, financial condition and results of operations. We strive to provide direct and indirect benefits to our franchisees that are superior to, or competitive with, other franchisors. In addition, we rely on our franchisees and the manner in which they operate their locations to attract future franchise and vending machine sales. If we are unable to provide our franchisees with adequate benefits, or if any significant number of our franchisees are not successful, we may be unable to sell franchises and vending machines to new franchisees or maintain or renew our contractual relationships with existing franchisees, causing our business, financial condition and results of operations to suffer.

The vending machine industry in which we operate is highly competitive and increased competition could reduce our sales and profitability. We compete in different markets within the vending machine industry on the basis of the uniqueness of our product offerings, the quality of our products, customer service, price and distribution.  Our markets are highly competitive.  Our competitors vary in size and many may have greater financial and marketing resources than we do.  If we cannot maintain quality and pricing that are comparable or superior to our competitors, we may not be able to grow our revenues and operating profits and may lose market share.  Competitive conditions could result in our experiencing reduced revenues, gross margins and operating results and could cause an investor in our Company to lose a substantial amount or all of its investment in our Company.

Defects, failures or security breaches in and inadequate upgrades of, or changes to, our vending machines and its accompanying software could harm our business.  The operation of our business depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.  Further, certain aspects of the operating systems relating to our business are provided by third parties, including telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third parties over whom we may have limited control.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.  In the process of making sales using consumer credit cards as a method of payment, we may handle and transfer such information as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.  Our business has in the past been, and may in the future continue to be, party to regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, or delay or inhibit the sale of new franchises and additional vending machines and the results, including the magnitude, of lawsuits, actions, settlements, decisions, and regulatory investigations and delays may remain unknown for substantial periods of time.  The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert our management’s time.  In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations. For further description of certain material legal proceedings, please see Item 3 "Legal Proceedings" below.

We rely in part on our franchisees, and if our franchisees cannot develop or finance their businesses, our growth and success may be affected.   We rely on our franchisees and the manner in which they operate their locations to develop and promote our business. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas and state franchise laws may limit our ability to terminate or modify these franchise arrangements.  Moreover, despite our training, support and monitoring, franchisees may not successfully operate vending machine routes in a manner consistent with our standards and requirements or may not hire and train qualified servicing personnel.  The failure of our franchisees to operate their franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition or results of operations.

Franchisees may not have access to the financial or management resources that they need to launch and maintain routes and vending machines contemplated by their agreements with us or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons.  Franchisees may not be able to negotiate or retain acceptable lease terms for the sites, obtain the necessary permits and government approvals or meet opening schedules. Any of these problems could slow our growth and reduce our franchise revenues.

Additionally, a franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee's franchise arrangements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise arrangements pursuant to Section 365 under the United States Bankruptcy Code, in which case there would be no further royalty payments from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Changes in economic conditions could materially affect our ability to maintain or increase sales at our existing franchisees or secure new franchisees. The vending industry depends on consumer discretionary spending.  The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers discretionary spending. Economic conditions may remain volatile and may continue to depress consumer confidence and discretionary spending for the near term. Negative economic conditions might cause consumers to make changes to their discretionary spending behavior, including spending currently made in our or our franchisees’ vending machines. If such sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales and this could materially adversely affect our business, financial condition or results of operations.

Any interruption in delivery from our only vending machine supplier could impair our ability to sell our products and generate revenues. We currently depend on a sole supplier, AMS, for the production and delivery of our vending machines.  We issue purchase orders for equipment as needed and neither we nor AMS is obligated to minimum purchases or deliveries in the future.  Because we are aware of four other suppliers that could fulfill our equipment requirements, we believe that the risk of relying on one current supplier low.  However, any interruption in the distribution from our sole supplier could affect our ability to add new franchisees and satisfy our commitments with existing franchisees.  If any interruption described here takes place, it could have a material adverse impact on our revenues and results of operations until a replacement supplier is obtained.

Changes in food and supply costs could adversely affect our results of operations.  Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our vending machine offerings could adversely affect our operating results. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. Although we enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all of such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or vending machine pricing, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items in our machines. If that were to happen, affected machines could experience significant reductions in sales during the shortage or thereafter, if customers change their purchasing habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.

Failure to receive frequent deliveries of the foods and beverages we offer could harm our operations.  Our ability to maintain ours and our franchisees’ machines depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time that could increase our expenses and cause shortages of food and other items that are expected to be stocked within our vending machines. If that were to happen, affected routes could experience significant reductions in sales during the shortage or thereafter, if customers change their purchasing habits as a result. Our focus on a limited menu of fresh and healthy offerings within our vending machines would make the consequences of a shortage of one or key popular items more severe. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

REGULATORY RISKS

Franchising is a highly regulated industry. Compliance with regulatory procedures or regulatory delays, actions or inaction could delay franchise and vending machine sales and seriously harm our business, financial condition and results of operations. Thirteen states directly regulate franchising and require pre-sale registration of a Franchise Disclosure Document (“FDD”), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 37 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission (FTC), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 13 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC’s Franchise Rule does not require registration of an FDD with the FTC; however, a franchisor that fails to properly disclose its franchisee candidates in the 37 FTC states is subject to claims for breach of contract, fraud and the like.

Franchising is a highly competitive industry. Competition from other franchisors of vending machine businesses and franchisors of other businesses could impact franchise and vending machine sales and seriously harm our business, financial condition and results of operations. We strive to provide direct and indirect benefits to our franchisees that are superior to, or competitive with, other franchisors. In addition, we rely on our franchisees and the manner in which they operate their locations to develop and future franchise and vending machine sales. If we are unable to provide our franchisees with adequate benefits, or if any significant number of our franchisees are not successful, we may be unable to sell franchises and vending machines to new franchisees or maintain or renew our contractual relationships with existing franchisees, causing our business, financial condition and results of operations to suffer.

As a franchisor, we are subject to federal and state regulations in the various jurisdictions in which we desire to sell franchises and have existing franchisees.  We are required to register a Franchise Disclosure Document (FDD), or offering prospectus, in 13 states, normally with the state agency that oversees the sale of securities in that state, and provide detailed and complete pre-sale disclosures in our FDD to our franchisee candidates with whom we propose to enter into franchise agreements before we can sell our franchises and vending machines.  In 2011 and 2012, we were notified by six of the states in which we do business of investigations of our franchise sales in those states and in 2012 additional states determined that our franchise disclosure documents were seriously deficient in certain disclosures they deemed were required by their franchise laws.

We have limited control over our franchisees and our franchisees could take actions that could harm our business.  Franchisees are independent and are not our employees.  We do not exercise control over their day-to-day operations. We provide training and support to franchisees, but the success and efficiency of operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate vending routes in a manner consistent with our standards and requirements, with practices spelled out by regulations of the jurisdictions in which they operate or may not hire and train qualified personnel. If franchisees do not meet our standards and requirements, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our and their rights and obligations under franchise and development agreements. This may lead to disputes with our franchisees in the future. These disputes may divert the attention of our management and our franchisees from operating our restaurants and affect our image and reputation and our ability to attract franchisees in the future, which could materially adversely affect our business, financial condition or results of operations.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.  Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The success of our vending operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our food and beverage offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain offered items, which may adversely affect the attractiveness of our food and beverage offerings to customers on those routes. To the extent we are unwilling or unable to respond with appropriate changes to our food and beverage offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition or results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain foods and the ingredients within them. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. An unfavorable report on, or reaction to, the freshness, taste, quality and perceived health promoting ingredients of our food and beverage offerings, or their nutritional content could negatively influence the demand for our offerings.

We have been under the scrutiny of state regulators overseeing franchising and could be subject to sanctions, costly litigation and requirements to refund amounts received for franchises sold in the past. We entered into a settlement agreement with the State of California in March 2013 (the “Settlement”) regarding disclosures that were alleged to be inaccurate and incomplete in our 2010 and 2011 Franchise Disclosure Documents (“FDD”).  As part of the Settlement, we agreed to amend our FDD to include more comprehensive disclosures and to offer our California franchisees the right to rescind their franchise agreements. Any California franchisee that accepts the offer of rescission is entitled to a refund of its initial franchise fees and the depreciated market value of its vending machines.  We have also been contacted by other states’ regulators and in some cases have been required to respond to inquiries, make changes to our practices and/or pay amounts either to franchisees or to the states themselves.  See "Legal Proceedings" below.

If we are required to refund amounts in excess of those that we have forecast, suffer substantial non-forecasted fines or other franchise offering restrictions from state regulators, are subject to expensive litigation or agree to enter into costly settlement agreements in order to discharge liabilities as a result of past business practices, we may be unable to marshal the resources to satisfy such obligations.  This would adversely affect our business, financial condition and results of operations and an investor could suffer the loss of a substantial portion or all of his investment.

FINANCIAL RISKS

If we cannot maintain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the ten months ended June 30, 2013.  FHV-LLC also incurred a net loss for the six months ended June 30, 2013.  Returning to profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in reestablishing profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. We do not have any arrangements in place for additional funds. If needed, those funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability, and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We suffered a net loss for the ten months ended June 30, 2013  FHV-LLC (with whom we merged in July 2013) also incurred a net loss for the six months ended June 30, 2013 of nearly $1.3 million.  We had limited working capital on a stand-alone basis at June 30, 2013 and on a combined basis with FHV-LLC subsequent to the FHV Acquisition. Should we continue to experience net losses and should we lack sufficient working capital, this could raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan and an investor could suffer the loss of a significant portion or all of his investment in our Company.

Should we be successful in growing our revenues according to our operating plans, we may not be able to manage our growth effectively, which could adversely affect our operations and financial performance. The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place a significant strain on our personnel, management systems, infrastructure, liquidity and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth, critical shortages of cash and a failure to achieve or sustain profitability.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.  We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our net operating loss (“NOL”) carry-forward is limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of FHV-Cal, future utilization of the NOL will be severely limited.  Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

CORPORATE AND OTHER RISKS

Our executive officers, directors and principal stockholders beneficially own or control over 62% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, our principal stockholder together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Our Chief Executive Officer has no prior experience as the Chief Executive Officer of a public company.  To serve in the role of a Chief Executive Officer for a public company, an individual needs to be aware of responsibilities in addition to those shouldered by the leader of a private company.  Among such additional responsibilities, the Chief Executive Officer must be able to communicate fairly and effectively with the stakeholders of a public company, be aware of the controls required to be maintained by a public company and act in accordance with the legal requirements incumbent upon such a leader.  Our Chief Executive Officer’s lack of such experience could increase the danger that we fail to carry out these additional responsibilities effectively and thus materially prejudice our Company and shareholders’ financial interests.

We appointed our single independent member of our board of directors in September 2013 and we do not have an Audit Committee.  At September 28, 2013, we have two management members and one independent member of our Board of Directors.  Independent directors can act as a check on management and can advise and guide management on corporate actions and in good corporate governance practices.  With our lack of multiple independent Board members, our management could make subjective decisions without the benefit of more measured independent guidance.  An independent Audit Committee can assure procedural and administrative adherence to internal controls over transactions, financial reporting and the audit process.  Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who may question a company’s accounting policies and procedures.  With our lack of an Audit Committee at this time, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders.

Issuances of our authorized preferred stock may make it more difficult for a third party to effect a change-of-control.  Our articles of incorporation authorizes the Board of Directors to issue up to 25,000,000 shares of preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We are dependent for our success on a few key employees and consultants. Our inability to retain these individuals and attract additional people that we will need to maintain and grow our business would impede our business plan and growth strategies.  This would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team.  Each of those individuals may voluntarily terminate his employment with our Company at any time. Were we to lose one or more of these key individuals, we could be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our employees or consultants.

As a result of the acquisition, our operations will incur increased costs of being a public company.  In reviewing our past operations and future prospects, investors should recognize that we will incur significant legal, accounting and other expenses that we did not incur as a private company, particularly if we are no longer an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the U.S. Securities and Exchange Commission, or SEC, and the Nasdaq Global Select Market regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we may be required to adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements.  We currently estimate that the cost of being a public company will add about $250,000 to our annual operating expenses.

For as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We may remain an "emerging growth company" for up to five years. To the extent we do not use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.

Pursuant to the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an "emerging growth company."  Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company." We could be an "emerging growth company" for up to five years.

CAPITAL MARKET RISKS

No active trading market has developed following the acquisition transaction with FHV-Cal so you may be unable to sell at or near ask prices or at all if you need or otherwise desire to sell your shares in our Company. We have had limited market trading activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. While we are listed for trading on OTC Markets, the trading volume that can develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered high risk, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our company.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to Securities and Exchange Commission (“SEC”) Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock. Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or on the NYSE MKT LLC, formerly known as the American Stock Exchange (AMEX) in the future, we cannot assure you that we will be able to meet the initial qualitative or quantitative listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the AMEX or another trading venue, our common stock will continue to trade on OTC Markets or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his or her securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Item 1B – Unresolved Staff Comments

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 2 –Properties

Our corporate offices are located at 9605 Scranton Road, San Diego, California 92121, where we lease approximately 3,907 square feet of office space. This lease is for a term of 63 months and commenced in May 2010.  The current monthly rental payment including utilities and operating expenses for the facility is approximately $11,000. We believe this facility is in good condition and adequate to meet our current and anticipated requirements over the next 12 months.

Item 3 – Legal Proceedings

In March 2013, we entered into a settlement agreement (the “Settlement”) with the State of California regarding inaccurate and incomplete disclosures in our 2010 and 2011 Franchise Disclosure Documents (“FDD”).  The Settlement was in response to a complaint brought against FHV-LLC in May 2012.  As part of the Settlement, FHV-LLC agreed to amend its FDD to include complete disclosures and to offer its California franchisees the right to rescind their franchise agreements. Any California franchisee that accepts the offer of rescission is entitled to a refund of its initial franchise fees and the depreciated market value of its vending machines.

During May 2013, FHV-LLC received a demand for rescission of a franchise agreement and the payment of $120,000 from a franchisee in the state of Oregon (“Oregon Rescission”).  The basis of the franchisee’s demand for refund and rescission was an alleged incomplete disclosure in FHV-LLC’s FDD.  On September 3, 2013, FHV-LLC entered into a settlement with the franchisee.  Per the terms of the settlement, FHV-LLC agreed to pay the franchisee at total of $91,850 in exchange for ten used vending machines as well as a complete mutual release of all claims in connection with the Oregon Rescission.  During the period ended June 30, 2012, FHV-LLC recorded an estimated charge of $45,000 in connection with this matter.

Litigation Relating to FHV Holdings Corp., formerly known As YoNaturals, Incorporated, and to Mark Trotter, who is no longer affiliated with FHV-LLC.

State of Texas v. Mark Trotter, Ryan Pitylak, LeadPlex, PayPerAction, Eastmark Technology, Ltd, et. al. (Case No. 1:2005-cv-00017, United States District Court for the Western District of Texas, Austin Division) was filed on January 13, 2005 under the Texas Deceptive Trade Practices Act, the Texas Electronic Mail Solicitation Act and the federal CAN-SPAM Act, alleging that Mr. Trotter and the other named defendants sent unsolicited and misleading e-mails to computer users in Texas and across the country to obtain personal information that the defendants would then sell to others. A permanent injunction was issued on October 1, 2005, ordering the defendants to clearly identify unsolicited commercial advertising in the future and to provide consumers with an opt-out mechanism.  Mr. Trotter was also ordered to pay $40,000 in attorney fees.  Mr. Trotter is a former shareholder of FHV-CAL (formerly known as YoNaturals Incorporated).

Microsoft, Inc. v. Mark Trotter, Ryan Pitylak, LeadPlex, PayPerAction, Eastmark Technology, Ltd, et. al. (Case No. A-05-CA-017-SS, United States District Court for the Western District Court of Texas/Austin District alleging that Mr. Trotter and the other defendants sent unsolicited and misleading e-mails to computer users across the country to obtain personal information that the defendants would then sell to others. A permanent injunction was issued on October 1, 2005 ordering the defendants to clearly identify unsolicited commercial advertising in the future and to provide consumers with an opt-out mechanism.

Australian Competition and Consumer Commission v. Global Prepaid Communications Pty Ltd, In Touch Networks Pty Ltd, Nicholas Yates, Frank Yates, Nicholas Rhodin, Daniel Albert and Russell Fielding (Case No. NSD 328 of 2003, Federal Court of Australia, New South Wales District Registry) was filed on or about June 30, 2003 under Sections 51A and 52 of the Trade Practices Act of 1974 and the Trade Practices (Industry Codes-Franchising) Regulations 1998, alleging that Mr. Yates and the other respondents (defendants) engaged in misleading and deceptive conduct in the operation of a vending machine business and a telephone business. A default judgment was entered in favor of the Australian Competition and Consumer Commission and against several respondents (defendants), including Mr. Yates, on February 27, 2006 for AUD $3,538,243.94 (approximately US $3,725,000 and on June 5, 2008 for AUD $1,077,673.13 (approximately US $1,139,000)).

Litigation Relating to FHV-LLC

State of California. On March 18, 2013, FHV-LLC entered into Settlement Agreement, File No. 993-6326 with the State of California, Department of Corporations (the “DOC”). The DOC alleged that FHV-LLC made inaccurate or incomplete disclosures in its 2010 and 2011 Franchise Disclosure Documents regarding its business experience and the business experience of its directors and managers, regarding the litigation history of Mr. Trotter, a former shareholder of FHV-CAL, and Mr. Yates, and regarding the bankruptcy history of Mr. Trotter and Mr. Yates and sold franchises in the State of California without proper Franchise Disclosure Documents. FHV-LLC, without admitting or denying the DOC’s allegations, agreed to desist and refrain from making material misrepresentations or omissions in franchise registration applications filed with the DOC, to notify the DOC of material changes that are made to its registered franchise offers, to offer its California franchisees the right to rescind their Franchise Agreements, to pay to the California franchisees who accepted FHV-LLC’s offer of rescission, a refund of their initial franchise fees and the depreciated market value of their vending machines in exchange for the termination of their Franchise Agreements and the return of their vending machines, and to waive its rights to a hearing and judicial review of this matter.  FHV-LLC estimated probable losses in connection with the State of California matters described herein to total $345,000 and recorded that charge during the period ended June 30, 2012.

Ross Horn v. Fresh Healthy Vending, LLC, Fresh Healthy Vending Holding Company, Inc., Nicholas Yates, Mark Trotter, Jolly Backer, Todd William London and Maria Truong, et. al. (Case No. 37-2013-00057717-CU-CO-CTL, Superior Court of California, County of San Diego) was filed on July 16, 2013. Mr. Horn, a FHV-LLC franchisee, filed a Complaint for rescission of his Franchise Agreement and for restitution and damages, alleging violations.  FHV LLC and Mr. Horn settled all pending matters on September 3, 2013.  FHV-LLC agreed to pay Mr. Horn $81,000 while Mr. Horn agreed to tender seven used vending machines to FHV-LLC.

State of Washington. On May 24, 2012, FHV-LLC and Jolly Backer, the former Chairman of our Board of Directors, entered into Consent Order S-11-0712-12-CO01 with the State of Washington, Department of Financial Institutions, Securities Division. The Division alleged that we made inaccurate or incomplete disclosures in our 2010 and 2011 Franchise Disclosure Documents regarding our business experience and the business experience of our directors and managers, regarding the litigation history of Mr. Trotter, a former shareholder of FHV-CAL, and Mr. Yates, and regarding the bankruptcy history of Mr. Backer and sold one franchise in the State of Washington with our prior Franchise Disclosure Documents. FHV-LLC and Mr. Backer, without admitting or denying the State’s findings of fact or conclusions of law, agreed in the Consent Order to cease and desist from the offer and sale of franchises in violation of the Washington Franchise Investment Protection Act, to pay the Securities Division $5,000 for its costs of investigation of the matter, and to waive their rights to a hearing and judicial review of this matter. In addition, on May 24, 2012, FHV-CAL, formerly known as YoNaturals, Incorporated, Mr. Trotter and Mr. Yates entered into Consent Order S-12-0911-12-CO01 with the State of Washington, Department of Financial Institutions, Securities Division. The Division alleged that between 2007 and 2009, FHV-CAL, Mr. Trotter, a former shareholder of FHV-CAL, and Mr. Yates offered and sold business opportunities in Washington without a registered disclosure document and without providing their purchasers with a disclosure document. FHV-CAL, Mr. Trotter and Mr. Yates, without admitting or denying the State’s findings of fact or conclusions of law, agreed in the Consent Order to cease and desist from the offer and sale of business opportunities in violation of the Business Opportunity Fraud Act of the State of Washington, to pay the Securities Division $3,000 for its costs of investigation of the matter, and to waive their rights to a hearing and judicial review of this matter.

From time to time, we may in addition become involved in various actions and legal proceedings which arise in the ordinary course of business.

Item 4 – Mine Safety Disclosures

Not applicable.

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol "VEND."  The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCQB securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  On September 25, 2013, the closing price of our common stock as reported on the OTCQB was $1.45 per share.  Our stock did not trade through June 30, 2013, the end of our most recent fiscal year.  Our stock began trading on the OTCQB under the symbol “GEEM” on August 26, 2013 and was later changed to “VEND” on September 19, 2013.

Holders of Record

As of September 27, 2013, 25,147,866 shares of our common stock were issued and outstanding, and held by approximately 50 stockholders of record.

Transfer Agent and Registrar

Our common shares are issued in registered form.  VStock, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516. Telephone: (212) 828-8436 is the registrar and transfer agent for our common shares.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 27, 2013, with respect to compensation plans under which our common stock is authorized for issuance.

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan was approved by a majority of our shareholders (as determined by share holdings) on September 4, 2013.  The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 2,600,000 shares of the common stock of our Company.  The table below sets forth information as of September 27, 2013 with respect to our 2013 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2013 Plan	1,485,000	$0.171	1,115,000

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports (to be) filed with the Securities and Exchange Commission.

Overview and Financial Condition

Historical discussions with respect to our Company’s operations included herein refer to our operations through June 30, 2013.  Effective as of July 19, 2013 our Company acquired all assets of FHV-Cal which included FHV-LLC in a transaction accounted for as a reverse acquisition.  With the sale of the GEEM Business under the Indemnity Agreement effective July 22, 2013, our continuing operations will be those of FHV-Cal.  Forward looking information and discussion with respect to our Company’s operations subsequent to the FHV Acquisition is also included herein.

Results of Operations

Our operations related to the GEEM business which were transferred to our former Chief Executive Officer on July 22, 2013.  Such operations were accounted for in our accompanying financial statements through June 30, 2013 as discontinued operations.  Our statements of operations for the year ended August 31, 2012 and from inception (June 8, 2011) through June 30, 2013 have been presented to reflect the GEEM business in the same manner.  Our discontinued operations from the GEEM business are included as a net number in all of our statements of operations presented through June 30, 2013.

We had income from discontinued operations for the ten months ended June 30, 2013 of $159, $11,489 for the year ended August 31, 2012 and $11,648 for the period from inception through June 30, 2013.  Included therein were revenues totaling $9,634, $25,419 and $35,053 for the ten months ended June 30, 2013, the year ended August 31, 2012 and the period from inception through June 30, 2013, respectively.  Included in discontinued operations we also had selling, general and administrative expenses related primarily to contract services and advertising totaling $9,475, $13,930 and $23,405 for the ten months ended June 30, 2013, the year ended August 31, 2012 and the period from inception through June 30, 2013, respectively.

We had losses from continuing operations totaling $26,397, $55,836 and $83,867 for the ten months ended June 30, 2013, the year ended August 31, 2012 and the period from inception through June 30, 2013, respectively, which were not offset in any way by operating revenues.  Our operating expenses consisted of the following:

	Ten months ended June 30, 2013	Year ended August 31, 2012	June 8, 2011 (Inception) through June 30, 2013
Professional:
Accounting	$8,560	$7,300	$15,860
Legal	2,770	6,444	9,852
Transfer agent	1,165	27,125	28,290
Other professional	4,188	5,862	10,050
	16,683	46,731	64,052
Selling, general and administrative:
Management fees	8,150	7,500	15,650
Other	1,564	1,605	4,165
	9,714	9,105	19,815
	$26,397	$55,836	$83,867

Management fees were paid to our Company’s prior Chief Executive Officer and majority shareholder, Daniel Duval in exchange for services performed on our Company’s behalf.  Our professional fees were incurred primarily in connection with our Company’s status as a public company.

Liquidity and Capital Resources

For the six months ended June 30, 2013, FHV-LLC had a net loss totaling $1,294,389 and negative cash flows from operations totaling $395,481.  FHV-LLC’s cash balance at June 30, 2013 and July 19, 2013 (the date of the closing of the FHV acquisition) was $252,845 and $1,151,806, respectively.

Through December 31, 2012 FHV-LLC financed its operations through borrowings from the beneficial owner of its major shareholder, Nicholas Yates.  Beginning April 2013 through June 19, 2013, FHV-LLC issued unsecured 12% short-term notes payable to four lenders in exchange for cash proceeds totaling $275,000.  The notes were unsecured, bore interest at 12% per annum and with the exception of notes repaid totaling $33,333 ($34,212 including accrued interest through the date of repayment), were exchanged for 552,418 shares of our common stock on July 19, 2013.

On June 30, 2013, FHV-LLC’s Board of Directors approved the forgiveness of amounts due to our Company from FHV Holdings totaling $173,864.  At June 30, 2013 and as of the date of this Current Report, FHV-LLC has amounts owing to Mr. Yates under borrowings he has previously made to FHV-LLC totaling $42,000 that are due upon demand.

On July 19, 2013, we issued additional notes payable totaling $191,000 to three note holders.  The notes mature 18 months from their date of issuance, bear interest of the rate of 3% per annum (payable semiannually) and may be repaid by our Company prior to their maturity.  The notes are convertible into shares of our common stock at the rate of $1.25 per share at the option of the holder and are subject to mandatory conversion if prior to the maturity date the reported trading price of the shares on their principal market shall close at not less than $1.50 per share for seven trading days within any twenty consecutive trading days.

Our liabilities (beyond working capital related liabilities incurred in the course of operations) are limited to the $191,000 in notes payable previously described.  There can be no assurance that we will achieve the operating results required to have the liquid funds available to repay those notes should they not be converted prior to their maturity.  Should our operating results significantly underperform our forecasts or should we encounter other required uses of cash of which we are not currently aware, we may be required to raise additional cash through the sale of equity or the issuance of debt.  There can be no assurance that we can raise such cash on terms favorable to our existing shareholders or that such cash will be available at all.

Capital Expenditures

Our current plans include capital expenditures for the following operating purposes over the next twelve months:

1.

Funding the purchase and operation of corporate owned vending machines, including repurchasing machines from franchisees opting to rescind their franchising agreements (see Item 3 - $385,000 disbursed through the date of this report);

2.

Launching an international franchising program (restricted to legal and administrative expenses that currently are anticipated not to exceed $100,000 and currently in process); and

3.

Investing in the development of new vending machine technology (we currently estimate that these equipment development expenditures will amount to less than $50,000, the equipment will be ready prior to the end of 2013 and development can be funded by cash flows from ongoing operations).

We also have earmarked significant cash for the repurchase of vending machines and the refund of fees from franchisees that opt and have opted to require us to repurchase and refund these items.  While we currently estimate that the impact of such refunds and repurchases will be significant, they are manageable within our current forecasts.  Should such refunds and repurchases significantly exceed our estimates, or should any of our other forecasted capital expenditures vary substantially from our current plans, we may be required to raise additional funding through the sale of equity or the issuance of additional debt.  There can be no assurance that we will be able to successfully raise such additional funding at terms that we find acceptable or at all.

Critical Accounting Policies

Discontinued Operations

Our Company transferred the GEEM Business as previously noted above. Accordingly, this former business is classified as discontinued operations in our statements of operations and cash flows. The assets and liabilities of the former business are separately reflected in our balance sheets.

Off Balance Sheet Arrangements

None.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 8 – Financial Statements and Supplementary Data – Included on page F-1 within this Annual Report on Form 10-K.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 6, 2013, (the “Dismissal Date”), we dismissed Sadler, Gibb & Associates, LLC (“SGA”) as our independent registered public accounting firm. Our Company’s Board of Directors approved of the dismissal on August 6, 2013. The reports of SGA on the Company’s financial statements for the years ended August 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt as to our Company’s ability to continue as a going concern.

On August 6, 2013 (the “Engagement Date”), our Company engaged PKF Certified Public Accountants, a Professional Corporation  (“PKF”), as our new independent registered public accounting firm.  The engagement of PKF was approved by our Company’s Board of Directors on August 6, 2013.  During the years ended August 31, 2012 and 2011 and through the Engagement Date, we did not consult with PKF regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by PKF, in either case where written or oral advice provided by PKF would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our former Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our former Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our former Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2013, based on the COSO framework criteria.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the one month ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B – Other Information

None.

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our current officers and directors, as well as certain information about them, are set forth below:

Name

Age

Position

Alex Kennedy

43

Chief Executive Officer, Director

Nicholas Yates

37

Vice President Corporate Operations, Director

Steven Finley

48

Director

Alex Kennedy is our recently appointed Chief Executive Officer and a member of our Board of Directors.  She has been the Chief Executive Officer of FHV LLC (our wholly owned subsidiary) since February 2013.  Ms. Kennedy served as our Vice President of Franchise Development from December 2011 to February 2013.  From April 2010 to December 2011, Ms. Kennedy served as our Franchise Development Manager.  From September 2007 to April 2010, Ms. Kennedy was the President of Business Development for YoNaturals, Inc. in San Diego, California. From October 2004 to the present, Ms. Kennedy was self-employed as a Realtor in San Diego, California. Ms. Kennedy also served on the Arbitration Board for the North County San Diego Association of Realtors from 2007 to 2011 in San Diego, California.

Nicholas Yates is our recently appointed member of our Board of Directors.  Since March 1, 2012, a trust of which Mr. Yates is a principal beneficiary has been the owner of FHV-Cal and oversaw that interest as an advisor to our President and Chief Executive Officer on an as-needed basis in San Diego, California. Between February 2010 and July 8, 2011, Mr. Yates provided consulting services to the Chief Executive Officer of FHV LLC.  From April 2006 to May 2010, Mr. Yates served as the General Manager for FHV-Cal. Mr. Yates became Vice President of Corporate Operations of FHV LLC on July 19, 2013 and will be responsible for the development of corporate owned businesses. On March 30, 2007 Mr. Yates filed a Debtor's Petition with the Insolvency and Trustee Service in Australia to declare himself bankrupt in that country.

Mr. Finley has been a member of our Company’s Board of Directors since September 2013.  Mr. Finley graduated with a degree in Physiology from Southern Illinois University at Carbondale in 1987.  Mr. Finley was a major league baseball player for 19 years from 1989 through 2007 winning five gold gloves, appearing in two All-Star games and winning a World Series with the Arizona Diamondbacks in 2001.  Throughout his career Mr. Finley was known for his physical fitness programs which enabled him to play until his retirement in 2007 at age 42.   Since late 2009 until the present Mr. Finley  has been working on business development with Apheta (a company providing advance planning services for high net worth individuals and athletes) and GS Levine Insurance services (a property/casualty and commercial insurance agency).

In evaluating director nominees, we principally consider the following among other business and personal factors:

•

The appropriate size of the Board;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees;

•

Experience with accounting rules and practices; and

•

The nominees’ other commitments.

Our goal is to assemble a Board of Directors that brings our Company a variety of perspectives and skills derived from high quality business, professional and personal experience.  Personal integrity is a necessary requirement for every member of our Board.

There are no family relationships among any of our officers or directors.  No non-independent director is compensated for his or her service on our Board of Directors.  Mr. Finley is paid and annual retainer of $12,000 payable $1,000 per month. In addition, he receives $250 for each meeting attended, and $150 for each telephonic meeting or written action of the Board in which he participates and/or signs.

Corporate Governance

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions.  Our new Board plans to form an audit, compensation and nominating committee in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and systems of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors.

Director Independence

The Board believes that Mr. Finley is independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

Involvement in Certain Legal Proceedings

To our knowledge except as may be noted above or under "Legal Proceedings", none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish to us copies of all Section 16(a) reports they file.

None of our directors, executive officers or greater than 10% beneficial owners filed any Form 5s.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report.

Item 11 – Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual compensation in excess of $100,000.

Change in

Pension

Value and

Non-Qualified.

Deferred

Stock

Option

Non-equity

Compensation

All Other

Salary

Bonus

Awards

Awards

Incentive

Earnings

 Comp.

Total

Position

Year (1)

($)

($)

($)

($)

Comp ($)

($)

($)

($)

Daniel Duval

2013

-

-

-

-

-

-

-

        -

2012

7,500

-

-

-

-

-

-

7,500

Director.  President/Chief Executive Officer, Chief Financial Officer and Treasurer from June 9, 2011 to July 19, 2013.

Cheryl Jackson

2013

-

-

-

-

-

-

-

-

2012

-

-

-

-

-

-

-

-

Secretary and a Director from September 1, 2011 to July 19, 2013.

(1)

For the years ended August 31, 2012 and the ten months ended June 30, 2013.

Grants of Stock Awards

From June 8, 2011 (inception) through June 30, 2013, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

From June 8, 2011 (inception) through June 30, 2013, there were no option exercises or vesting of stock awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

None.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS

The following table sets forth, as of September 25, 2013, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.  The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on the number of shares outstanding after giving effect to: (i) the Stock Split (ii) retirement of the shares, effective as of July 22, 2013, delivered to the Company pursuant to the Business Transfer and Indemnity Agreement, (iii) 15,648,278 shares issued in connection with the acquisition of assets from FHV-Cal and (iv) sale of 2,788,369 shares effective July 19, 2013 in a private placement of our securities.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (2)
Officers and directors
Alex Kennedy, Chief Executive Officer, Chief Financial Officer, Director	200,000	0.8%
Nicholas Yates, Vice President Corporate Operations, Director (3)	16,148,278	64.2%
Steven Finley, Director (4)	27,778	0.0%
Cheryl Jackson, Former Director	-	- %
Daniel Duval, Former Director	-	- %

All directors, former directors and executive officers as a group (5 persons)	16,376,056	65.1%

(1)

Unless otherwise noted, the address is c/o Fresh Healthy Vending International, Inc. 9605 Scranton Road, Suite 350, San Diego California 92121.

(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by 25,147,866 shares, deemed to be the total shares of common stock outstanding as of the date of this table.

(3)

Shares are owned by FHV-Cal which Mr. Yates is the sole director and Chief Executive Officer; FHV-Cal is owned by a trust of which Mr. Yates is the principal beneficiary.

(4)

Amounts represent the vested portion of share eligible to be purchased within sixty days of September 27, 2013, under an option to purchase common stock granted to Mr. Finley.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions occurring since June 2010, in which we were or are a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above).  This summary also includes transactions of FHV-LLC, a legal entity acquired in connection with the FHV Acquisition.  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•

As of August 31, 2011, our Company was obligated to our former Chief Executive Officer and Director Daniel Duval for a non-interest bearing demand loan with a balance of $325 that was subsequently paid in the first quarter of 2012.

•

FHV-LLC advanced funds to FHV-Cal.  From January 1, 2013 through July 19, 2013 and for the years ended December 31, 2012 and 2011, we made no interest loans to FHV-Cal totaling $12,102, $107,394 and $44,676, respectively.   On July 15, 2013, FHV-LLC forgave outstanding loans due from FHV-Cal totaling $142,148 in recognition of consulting services performed by FHV-Cal’s sole shareholder, Nicholas Yates.

•

FHV-LLC advanced funds to Nicholas Yates for the period January 1, 2013 through July 19, 2013 and during the years ended December 31, 2012, 2011 and 2010 totaling $13,426, $11,545, $7,930 and $8,197, respectively.  On July 15, 2013, FHV-LLC forgave outstanding loans due from Mr. Yates totaling $41,098 in recognition of consulting services performed by Mr. Yates.

•

FHV-Cal advanced funds to FHV-LLC during 2010 totaling $22,024.  The advance was non-interest bearing.

•

A trust controlled by Nicholas Yates advanced funds to FHV-LLC during 2012 totaling $60,000.  The advances are non-interest bearing.  As of July 19, 2013, $42,000 remains owing to the trust.

•

In connection with the Acquisition Agreement, we entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the “Indemnity Agreement”) with our former Chief Executive Officer Daniel Duval providing for: (1) the sale to Mr. Duval of our business existing on the date of the Indemnity Agreement (the “GEEM Business”); (2) the assumption by Mr. Duval of all liabilities of our Company and the indemnification by Mr. Duval holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement; (3) the payment to Mr. Duval of $191,000 in cash; and (4) the surrender by Mr. Duval of 1,000,000 shares (pre-split) of our Company’s common stock (all of which shares are to be cancelled by our Company).

•

In connection with the Acquisition Agreement, in July 2013 Mr. Duval forgave amounts owed to him by our Company totaling $4,079.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

ITEM 14 – Principal Accounting Fees and Services

The aggregate fees billed for the ten months ended June 30, 2013 and the year ended August 31, 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Ten months ended June 30, 2013	Year ended August 31, 2012

Audit fees (1)	$8,000	$8,000
Audit related fees (2)	-	-
Tax fees (3)	560	-
All other fees (4)	-	-
	$8,560	$8,000

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

ITEM 15 – Exhibits, Financials Statements and Schedules

(a)

Financial Statements

Filed at the end of this Annual Report are the audited financial statements of Fresh Healthy Vending International, Inc. for the ten months ended June 30, 2013, the year ended August 31, 2012 and the period from June 8, 2011 (Inception) to June 30, 2013.

(d) Exhibits

Exhibit No.

Description

14.1

Code of Ethics

21.1

List of subsidiaries

31.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1

Certification under Section 302 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 27, 2013

Fresh Healthy Vending International, Inc.

/s/ ALEX KENNEDY

By: Alex Kennedy

Chief Executive Officer, Chief Financial Officer

Power of Attorney

We, the undersigned directors and/or officers of Fresh Healthy Vending International, Inc., a Nevada corporation, hereby severally constitute and appoint Alex Kennedy, acting individually, her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for her and in her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done  that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ ALEX KENNEDY Alex Kennedy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	September 27, 2013
/s/ NICHOLAS YATES Nicholas Yates	Vice President Corporate Operations, Director	September 27, 2013
/s/ STEVEN FINLEY Steven Finley	Director	September 27, 2013

INDEX TO FINANCIAL STATEMENTS

Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.) Audited Financial Statements

Reports of Independent Registered Public Accounting Firms

Balance Sheets at June 30, 2013 and August 31, 2012

Statements of Operations for the ten months ended June 30, 2013, the year ended August 31, 2012 and cumulative from June 8, 2011 (inception) to June 30, 2013

Statement of Changes in Stockholders’ Equity (Deficiency) for the ten months ended June 30, 2013, the year ended August 31, 2012 and cumulative from June 8, 2011 (inception) to June 30, 2013

Statements of Cash Flows for the ten months ended June 30, 2013, the year ended August 31, 2012 and cumulative from June 8, 2011 (inception) to June 30, 2013

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.)

We have audited the accompanying balance sheet of Fresh Healthy Vending International, Inc. (a Development Stage Company) as of June 30, 2013, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the ten months ended June 30, 2013, and cumulative from June 8, 2011 (inception) to June 30, 2013.  The balance sheet as of August 31, 2012 and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended, were audited by another Independent Registered Public Accounting Firm whose report is included herein.  Fresh Healthy Vending International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh Healthy Vending International, Inc. as of June 30, 2013, and the results of its operations and its cash flows for the ten months ended June 30, 2013 and cumulative from June 8, 2011 (inception) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s significant operating losses and stockholder deficiency raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to that matter.

/s/ PKF

San Diego, California

PKF

September 27, 2013

Certified Public Accountants

A Professional Corporation

S|G SADLERGIBB & ASSOCIATES, LLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Green 4 Media, Inc.

We have audited the accompanying balance sheet of Green 4 Media, Inc., (“the Company”) as of August 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the cumulative period from  June 8, 2011 (date of inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Green 4 Media, Inc., as of August 31, 2012, and the results of its operations and its cash flows for the year then ended and for the cumulative period from June 8, 2011 (date of inception) through August 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended August 31, 2012 and for the cumulative period from June 8, 2011 (date of inception) through August 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 26, 2012

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.) (A Development Stage Company)
Balance Sheets

	June 30, 2013	August 31, 2012
ASSETS
Current assets
Cash	$109	$14,604
Assets of discontinued operations	-	10,204
Prepaid expenses	-	5,343
Total current assets	109	30,151
	$109	$30,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

LIABILITIES Current liabilities
Accounts payable and accrued liabilities	$749	$1,777
General excise tax payable	-	1,021
Liabilities of discontinued operations	-	5,834
Due to related party	4,079	-
Total current liabilities	4,828	8,632
Total liabilities	4,828	8,632

Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock; $0.001 par value; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 18,382,912 shares issued and outstanding	18,383	18,383
Additional paid-in capital	49,117	49,117
Deficit accumulated during the development stage	(72,219)	(45,981)
Total stockholders' equity (deficiency)	(4,719)	21,519
	$109	$30,151

See accompanying notes.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.) (A Development Stage Company) Statements of Operations

	Ten Months ended June 30, 2013	Year ended August 31, 2012	Cumulative from June 8, 2011 (inception) to June 30, 2013
Revenues	$-	$-	$-
Operating expenses:
Selling, general and administrative	9,714	9,105	19,815
Professional fees	16,683	46,731	64,052
Total operating expenses	26,397	55,836	83,867
Loss from continuing operations	(26,397)	(55,836)	(83,867)
Income from discontinued operations	159	11,489	11,648
Net loss	$(26,238)	$(44,347)	$(72,219)
Earnings per share: Loss from continuing operations - basic and diluted	$0.00	$0.00
Income from discontinued operations - basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding	18,382,912	16,219,342

See accompanying notes.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency)

From June 8, 2011 (Inception) through June 30, 2013

	Common stock
	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity (deficiency)

Balance – June 8, 2011 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	11,671,690	11,672	(1,672)	-	10,000
Net loss	-	-	-	(1,634)	(1,634)
Balance – August 31, 2011	11,671,690	11,672	(1,672)	(1,634)	8,366
Common stock issued for cash	6,711,222	6,711	50,789	-	57,500
Net loss	-	-	-	(44,347)	(44,347)
Balance – August 31, 2012	18,382,912	18,383	49,117	(45,981)	21,519
Net loss	-	-	-	(26,238)	(26,238)
Balance at June 30, 2013	18,382,912	$18,383	$49,117	$(72,219)	$(4,719)

See accompanying notes.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Ten Months ended June 30, 2013	Year ended August 31, 2012	Cumulative from June 8, 2011 (inception) to June 30, 2013
Cash flows from operating activities:
Net loss	$(26,238)	$(44,347)	$(72,219)
Income from discontinued operations	(159)	(11,489)	(11,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	-	-	325
Changes in operating assets and liabilities:
Prepaid expenses	5,343	(5,343)	-
Accounts payable and accrued liabilities	(1,028)	1,702	749
General excise tax payable	(1,021)	1,021	-
Net cash flows from operating activities (continuing operations)	(23,103)	(58,456)	(82,793)
Net cash flows from operating activities (discontinued operations)	4,529	7,119	11,648
Net cash used in operating activities	(18,574)	(51,337)	(71,145)
Cash flows from investing activities	-	-	-
Cash flows from financing activities:
Issuance of common stock for cash	-	57,500	67,500
Borrowings from a related party	4,079	-	4,079
Payments to a related party	-	(325)	(325)
Net cash provided by financing activities (all from continuing operations)	4,079	57,175	71,254
Net increase (decrease) in cash	(14,495)	5,838	109
Cash – beginning of period	14,604	8,766	-
Cash – end of period	$109	$14,604	$109
Supplemental disclosure of cash flow information: Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

1.

Organization and Description of Business

Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc. – “we”, “our” or the “Company”) is a Nevada corporation incorporated on June 8, 2011.  We are based in San Diego, California.  The accounting and reporting policies of our Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

On July 15, 2013, our Board of Directors approved a stock split (“Stock Split”) in the form of a stock dividend to holders of 575,000 shares of our common stock as of July 19, 2013 (common stock shares reduced by cancellation of 1,000,000 shares of our common stock as described below).  Each recipient of the stock dividend received 10.67165 additional shares of common stock for every share of common stock held.  Unless otherwise noted, all share numbers shown herein reflect the effects of the approved stock split.

2.

Summary of Significant Accounting Policies

Development Stage Company

Through July 19, 2013, our Company was a marketing company considered to be in the development stage as defined in ASC 915 “Development Stage Entities.”

Going Concern

The accompanying financial statements have been prepared assuming that our Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Through June 30, 2013, our Company has accumulated losses from operations totaling $72,219 and a stockholders’ deficiency of $4,719.  As part of a reverse merger (see Note 5), our Company raised additional cash from the sale of its common stock in July 2013 totaling $1,210,000, however this may be insufficient to fund its capital expenditures, working capital and other cash requirements through June 30, 2014.

These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern.  Management intends to incorporate the operations of a newly acquired (as a result of the reverse merger) subsidiary corporation in our Company and it is intended that such operations will generate positive cash flows in the future (although there can be no assurance that this will be the result).  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations

On July 22, 2013, our Company transferred a business in which we previously were engaged as noted in Note 5 that follows. Accordingly, this former business is classified as discontinued operations in the accompanying statements of operations and cash flows. The assets and liabilities of the former business are separately reflected on the accompanying balance sheets.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

Discontinued operations for the ten months ended June 30, 2013, the year ended August 31, 2012 and the period from June 8, 2011 (Inception) to June 30, 2013 were comprised of the following:

	Ten months ended June 30, 2013	Year ended August 31, 2012	June 8, 2011 (Inception) through June 30, 2013

Revenues	$ 9,634	$25,419	$35,053
Contract services expenses	(4,131)	(7,699)	(11,830)
Advertising expenses	(5,344)	(6,231)	(11,575)

Income from discontinued operations	$ 159	$11,489	$11,648

Earnings per share attributable to discontinued operations were $0.00 and $0.00 for the ten months ended June 30, 2013 and the year ended August 31, 2012, respectively.

Use of Estimates

The preparation of our Company’s financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues, costs and expenses during the reporting period.  Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  We had no cash equivalents at June 30, 2013 or August 31, 2012.  We may maintain our cash and cash equivalents in amounts that exceed federally insured limits.  We have not experienced any losses with respect to cash and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Start-Up Costs

Our Company expenses all costs incurred in connection with the start-up and organization of the Company.

Accounts Receivable

Accounts receivable consisted of charges for service provided to customers. An allowance for doubtful accounts was established for any amounts deemed to be not recoverable, which was based on an analysis of our Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary at August 31, 2012.

Revenue Recognition

Our Company recognized revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue consists of internet marketing services; focusing on website design, search engine optimization, and viral social media marketing. Sales income was recognized only when all of the following criteria were met:

i)

Persuasive evidence for an agreement existed;

ii)

Services were provided;

iii)

The fee was fixed or determinable; and

iv)

Revenue is reasonably assured.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

Amounts invoiced or cash received from customers for which we have not met these criteria for revenue recognition along with the related costs incurred therewith are accounted for as customer deposits and deferred revenues and deferred costs in the accompanying balance sheets, respectively.

Net Loss Per Share

We calculate basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants (none of which were outstanding during any period presented herein) are only included in the calculation of diluted EPS when their effect is dilutive.

Income Taxes

As part of the income tax provision process of preparing our financial statements, we are required to estimate our Company’s provision for income taxes.  This process involves estimating our current tax liabilities together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Management then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established.  Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in our tax provision in our statement of operations.  We use our judgment in making estimates to determine our provision for income taxes, deferred tax assets and liabilities and any valuation allowance is recorded against our net deferred tax assets.

There are various factors that may cause these tax assumptions to change in the near term, and we record a valuation allowance against our deferred tax assets when it is more likely than not that the assets will not be realized.  We recognize the benefit of an uncertain tax position taken or expected to be taken on our income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.

As of June 30, 2013 and August 31, 2012, no reserves for uncertain tax positions were required to be recorded for any of our Company’s open tax years.  Our Company is not subject to examination by U.S federal and state tax authorities for tax years prior to our inception in 2011.  Our Company’s policy is to recognize interest and penalties on unrecognized tax liabilities in income tax expense within the statements of operations.  We did not recognize any interest and penalties for the ten months ended June 30, 2013 and the year ended August 31, 2012.  We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will change materially.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to our Company.  We reviewed the aforementioned rules and releases and believes any effect will not have a material impact on our Company's present or future financial statements.

3.

Provision for Income Taxes

Our provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

	Ten months ended June 30, 2013	Year ended August 31, 2012
Income tax expense at statutory rate	$(8,921)	$(15,078)
Valuation allowance	8,921	15,078
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30, 2013	August 31, 2012
NOL Carryover	$24,555	$15,634
Valuation allowance	(24,555)	(15,634)
Net deferred tax asset	$-	$-

The change in the valuation allowances for our deferred tax assets was due to the substantial doubt associated with their ultimate realization.  The valuation allowance increased by $8,921 and $15,078 during the ten months ended June 30, 2013 and the year ended August 31, 2012, respectively.  Our net operating loss carryforwards for federal and state income tax purposes are currently scheduled to expire in 2025.  Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $72,219 for federal income tax reporting purposes are subject to annual limitations. When a significant change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

4.

Due to Related Party

During the ten months ended June 30, 2013, we were advanced funds from a stockholder totaling $4,079, which sum remained outstanding at June 30, 2013.  The amounts advanced were subsequently forgiven by the stockholder at the time of the reverse merger.  During the year ended August 31, 2012, the Company made cash payments on its director loan totaling $325, completely satisfying amounts due as of August 31, 2012.

5.

Subsequent Events

On July 15, 2013, our Board of Directors approved a stock split (“Stock Split”) in the form of a stock dividend to holders of 575,000 shares of our common stock as of July 19, 2013 (common stock shares reduced by cancellation of 1,000,000 shares of our common stock as described below).  Each recipient of the stock dividend received 10.67165 additional shares of common stock for every share of common stock held.  Unless otherwise noted, all share numbers shown herein reflect the effects of the approved stock split.

On July 19, 2013 (the "Closing Date") our wholly owned subsidiary formed in July 2013, FHV Acquisition Corp., completed a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the “Acquisition Agreement”) with FHV Holdings Corp, a California corporation (“FHV-Cal”) (the “FHV Acquisition”).  Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,278 shares of our Company's common stock (as adjusted for the Stock Split) to FHV-Cal, in exchange for all FHV-Cal’s assets as of the Closing Date.  FHV-Cal’s principal asset consists of the operations and assets of Fresh Healthy Vending LLC, a California limited liability company (“FHV LLC”).  The shares of our Company’s common stock described herein are to be distributed to the sole shareholder of FHV-Cal, a trust operated for the benefit of and controlled by Nicholas Yates our Vice President of Corporate Development as of July 19, 2013.

On July 19, 2013, we completed the sale of 2,788,369 shares of our common stock to 18 purchasers (“Stock Sale”) in exchange for cash proceeds totaling $1,210,000 (approximately $1,190,000 net of estimated related costs in connection with the transaction).

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

In connection with the Acquisition Agreement, we entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the “Indemnity Agreement”) with our former Chief Executive Officer Daniel Duval providing for:

•

The sale to Mr. Duval of our business existing on the date of the Indemnity Agreement (the “GEEM Business”);

•

The assumption by Mr. Duval of all liabilities of our Company and the indemnification by Mr. Duval holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;

•

The payment to Mr. Duval of $191,000 in cash; and

•

The surrender by Mr. Duval of 1,000,000 shares (pre-split) of our Company’s common stock (all of which shares are to be cancelled by our Company).

On July 19, 2013, we issued additional notes payable totaling $191,000 to three note holders.  The notes mature 18 months from their date of issuance, bear interest of the rate of 3% per annum (payable semiannually) and may be repaid by our Company prior to their maturity.  The notes are convertible into shares of our common stock at the rate of $1.25 per share at the option of the holder and are subject to mandatory conversion if prior to the maturity date the reported trading price of the shares on their principal market shall close at not less than $1.50 per share for seven trading days within any twenty consecutive trading days.

At the Closing Date subsequent to the transactions described above (and giving effect to the Stock Split), we had approximately 25,147,866 shares of common stock outstanding.  Effective August 8, 2013, we changed the name of our Company from Green 4 Media, Inc. to Fresh Healthy Vending International, Inc.  On September 18, 2013, Financial Industry Regulatory Authority, Inc. (“FINRA”) advised our Company that it had received the necessary documentation to announce our name/symbol change to Fresh Healthy Vending International, Inc.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

6.

Pro Forma Disclosures (Unaudited)

The following statements represent pro forma disclosures applicable to the FHV Acquisition described above.  The unaudited pro forma condensed balance sheet as of June 30, 2013, are based on the balance sheets of Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.) and Fresh Healthy Vending LLC as of June 30, 2013.  The unaudited pro forma condensed statement of operations for the year ended December 31, 2012 is based on the statement of operations for Fresh Healthy Vending LLC for the year ended December 31, 2012 and the statement of operations of Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.) for the year ended August 31, 2012.  The unaudited pro forma condensed statement of operations for the period ended June 30, 2013 is based on the statement of operations for Fresh Healthy Vending LLC for the six months ended June 30, 2013 and the statement of operations of Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.) for the ten months ended June 30, 2013.  The pro forma financial statements contain the adjustments and assumptions described below.

Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.)
Unaudited Pro Forma Condensed Balance Sheets (1 of 2)
June 30, 2013
	Fresh Healthy Vending International, Inc.	Fresh Healthy Vending LLC (Unaudited)	Pro Forma Adjustments		Pro Forma Combined

Assets
Current assets:
Cash	$109	$252,845	$1,190,000	(3)	$1,442,954
Accounts receivable	-	1,309,307	-		1,309,307
Deferred costs	-	779,878	-		779,878
Inventories	-	59,873	-		59,873
Prepaid expenses and other current assets	-	14,003	-		14,003

Total current assets	109	2,415,906	1,190,000		3,606,015

Property and equipment, net	-	159,915	-		159,915
Deposits	-	24,315	-		24,315

	$109	$2,600,136	$1,190,000		$3,790,245

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.)
Unaudited Pro Forma Condensed Balance Sheets (2 of 2)
June 30, 2013
	Fresh Healthy Vending International, Inc.	Fresh Healthy Vending LLC (Unaudited)	Pro Forma Adjustments		Pro Forma Combined

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$749	$606,564	$-		$607,313
Customer advances and deferred revenues	-	4,070,715	-		4,070,715
Franchisee refunds due	-	327,964	-		327,964
Provision for franchisee rescissions	-	288,210	-		288,210
Accrued personnel expenses	-	83,934	-		83,934
Notes payable	-	222,307	191,000	(5)	413,307
Amounts due to related parties	4,079	42,000	-		46,079
Deferred rent	-	37,403	-		37,403

Total current liabilities	4,828	5,679,097	191,000		5,874,925

Stockholders’ equity (deficiency)
Members’ deficit	-	(3,078,961)	3,078,961	(4)	-
Common stock	18,383	-	6,765	(4)	25,148
Additional paid-in capital	49,117	-	1,183,235	(4)	1,232,352
Accumulated deficit	(72,219)	-	(3,269,961)	(4,5)	(3,342,180)

Total stockholders' equity (deficiency)	(4,719)	(3,078,961)	999,000	(3)	(2,084,680)

	$109	$2,600,136	$1,190,000		$3,790,245

See notes to unaudited pro forma financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.)
Unaudited Pro Forma Condensed Statements of Operations
For the year ended December 31, 2012

	Fresh Healthy Vending International, Inc.	Fresh Healthy Vending LLC	Pro Forma Adjustments		Pro Forma Combined

Revenues	$-	$10,137,088	$-		$10,137,088

Cost of revenues	-	4,275,107	-		4,275,107

Gross margin	-	5,861,981	-		5,861,981

Operating expenses:
Selling, general and administrative	55,836	4,517,953	-		4,573,789
Provision for franchisee rescissions	-	288,210	-		288,210

Total operating expenses	55,836	4,806,163	-		4,861,999

Income (loss) from continuing operations	(55,836)	1,055,818	-		999,982

Income from discontinued operations	11,489	-	(11,489)	(2)	-

Income (loss) before provision for income taxes	(44,347)	1,055,818	(11,489)		999,982

Provision for income taxes	-	22,603	380,390	(1)	402,993

Net income (loss)	$(44,347)	$1,033,215	$(391,879)		$596,989

Net income (loss) per share	$(0.00)				$0.02
Weighted average shares outstanding	16,219,342		8,928,524		25,147,866

See notes to unaudited pro forma financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.)
Unaudited Pro Forma Condensed Statements of Operations
For the six months ended June 30, 2013

	Fresh Healthy Vending International, Inc.	Fresh Healthy Vending LLC (Unaudited)	Pro Forma Adjustments		Pro Forma Combined

Revenues	$-	$1,827,325	$-		$1,827,325

Cost of revenues	-	980,168	-		980,168

Gross margin	-	847,157	-		847,157

Operating expenses:
Selling, general and administrative	26,397	2,134,577	191,000	(5)	2,351,974

Loss from continuing operations	(26,397)	(1,287,420)	(191,000)		(1,504,817)

Income from discontinued operations	159	-	(159)	(2)	-

Loss before provision for income taxes	(26,238)	(1,287,420)	(191,159)		(1,504,817)

Provision for income taxes	-	6,969	(6,969)	(1)	-

Net loss	$(26,238)	$(1,294,389)	$(184,190)		$(1,504,817)

Net loss per share	$(0.00)				$(0.06)
Weighted average shares outstanding	18,382,912		6,764,954		25,147,866

See notes to unaudited pro forma financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. (formerly known as GREEN 4 MEDIA, INC.)

(A Development Stage Company)

Notes to Financial Statements

Fresh Healthy Vending International, Inc. (formerly known as Green 4 Media, Inc.)

Notes to Unaudited Pro Forma Condensed Combined Financial Statements

Pro forma adjustments:

The unaudited pro forma condensed balance sheet and statements of operations reflect the following adjustments associated with the acquisition of Fresh Healthy Vending LLC by Fresh Healthy Vending International, Inc.:

(1)

Adjust for the tax effect of accounting for the combined entity as a C-corporation with an estimated blended tax rate of 40.3% in years showing taxable income (no tax provision in years with a loss).

(2)

Eliminate the results of the discontinued operations from the combined pro forma results of operations.

(3)

Include the effects of the net cash proceeds totaling $1,190,000 received from the sale of 2,788,369 shares of our common stock.

(4)

Adjust weighted average shares outstanding to the balance of shares of common stock outstanding after the completion of the FHV Acquisition and reclassify members’ deficit to accumulated deficit.

(5)

Include the effect of the $191,000 in notes payable issued July 2013 in connection and along with the consideration paid to our former Chief Executive Officer of $191,000 related to the reverse merger.

.