Form 10-Q
period 2013-09-30
Fresh Healthy Vending International, Inc.
filed 2013-11-20
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to______

Commission File No. 333-177305

FRESH HEALTHY VENDING INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2511250
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

9605 Scranton Road, Suite 800, San Diego, CA 92121
(Address of Principal Executive Offices)

858-210-4200
(Registrant's Telephone Number, Including Area Code)

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                 [X]  Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [  ]                                                                               Accelerated filer           [  ]

Non-accelerated filer  (Do not check if a smaller reporting company)  [  ]   Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [   ] Yes   [X]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of November 20, 2013: 25,301,352

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Three Months Ended September 30, 2013

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

Fresh Healthy Vending International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,
	2013	2012

Revenues:
Vending machine sales, net	$1,864,251	$2,240,511
Franchise fees	77,500	138,500
Company owned machines	64,373	-
Agency sales (net) and other	16,257	14,614
	2,022,381	2,393,625

Cost of revenues	934,731	1,031,929
Gross margin	1,087,650	1,361,696

Operating expenses:
Selling, general and administrative	1,294,535	1,149,365

Operating income (loss)	(206,885)	212,331

Other income (expense):
Interest expense	(1,984)	-
Accretion of discount on notes payable	(27,692)	-

Income (loss) before provision for income taxes	(236,561)	212,331

Provision for income taxes	5,419	4,870

Net income (loss)	$(241,980)	$207,461

Loss per share
Basic	$(0.01)
Diluted	$(0.01)

See accompanying notes to condensed consolidated financial statements.

Fresh Healthy Vending International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2013	2013
Assets:
Current assets:
Cash	$231,874	$252,845
Accounts receivable, net	1,103,526	1,309,307
Deferred costs	525,368	779,878
Inventories	166,365	59,873
Prepaid expenses and other current assets	23,350	14,003
Total current assets	2,050,483	2,415,906

Property and equipment:
Cost	286,134	248,824
Less: accumulated depreciation	(99,838)	(88,909)
	186,296	159,915

Deposits	33,685	24,315

Total Assets	$2,270,464	$2,600,136

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$712,135	$606,564
Customer advances and deferred revenues	2,934,375	4,070,715
Franchisee refunds due	214,521	271,174
Provision for franchisee rescissions	97,723	345,000
Accrued personnel expenses	38,654	83,934
Notes payable	9,666	222,307
Due to related party	16,653	42,000
Deferred rent	34,378	37,403
Total current liabilities	4,058,105	5,679,097

Contingencies (Notes 1 and 9)

Stockholders' deficit (Notes 2 and 4)

Preferred stock; $0.001 par value; 25 million shares authorized; no shares issue and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 25,301,532 outstanding, none at June 30, 2013	25,301	-
Additional paid in capital	1,507,999	-
Accumulated deficit	(3,320,941)	(3,078,961)
Total stockholders' deficit	(1,787,641)	(3,078,961)

Total liabilities and stockholders' deficit	$2,270,464	$2,600,136

See accompanying notes to condensed consolidated financial statements.

Fresh Healthy Vending International, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(241,980)	$207,461
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	10,929	9,678
Interest accretion on notes payable	27,692	-
Stock-based compensation	135,183	-
Deferred rent	(3,025)	(4,495)
Changes in operating assets and liabilities:
Accounts receivable	205,781	267,182
Deferred costs	254,510	19,430
Inventories	(106,492)	(5,355)
Prepaid expenses and other assets	(9,347)	2,996
Deposits	(9,370)	-
Accounts payable and accrued expenses	110,533	105,057
Customer advances and deferred revenues	(1,136,340)	(394,900)
Accrued personnel expenses	(45,280)	(34,432)
Franchisee refunds and rescission liabilities	(303,930)	(125,000)

Cash (used in) provided by operating activities	(1,111,136)	47,622

Cash flows from investing activities:
Purchases of property and equipment	(37,310)	(3,804)

Cash (used in) investing activities	(37,310)	(3,804)

Cash flows from financing activities:
Repayment of amounts due to related party	(25,347)	(1,685)
Proceeds from issuance of stock, net of offering costs	996,034	-
Proceeds from issuance of notes payable	191,000	-
Repayment of notes payable	(34,212)	-
Member distributions	-	(40,000)

Cash (used in) provided by financing activities	1,127,475	(41,685)

Change in cash	(20,971)	2,133

Cash, beginning of quarter	252,845	229,189

Cash, end of quarter	$231,874	$231,322

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest into common stock	$402,083	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$-	$11,790
Interest	$902	$-

See accompanying notes to condensed consolidated financial statements.

Fresh Healthy Vending International, Inc.

Notes to Condensed Consolidated Financial Statements

1.          Organization and summary of significant accounting policies

Fresh Healthy Vending International, Inc. (formerly known as “Green 4 Media, Inc.,) operates through its wholly-owned subsidiary, Fresh Healthy Vending LLC, (“we,” the “Company” or “our Company”) as a franchisor of healthy drinks and snack vending machines that features cashless payment devices and remote monitoring software. Our Company uses in-house location specialists that are responsible for securing locations for the franchisees and has a nationwide product distribution chain. We also operate our own machines.

The accompanying condensed consolidated financial statements as of September 30, 2013 and for the period from July 20, 2013 through September 30, 2013 include the accounts and operations of Fresh Healthy Vending, LLC (“FHV LLC”) and of Fresh Healthy Vending International, Inc.  The accompanying condensed financial statements for the periods from July 1, 2013 to July 19, 2013 (the date of the acquisition described in Note 2, the “Acquisition”) and for the three months ended September 30, 2012 include the accounts and operations of FHV LLC.  The periods from July 1, 2013 to July 19, 2013 and from July 20, 2013 to September 30, 2013 are combined in our accompanying statement of operations into the results for the three months ended September 30, 2013.

Basis of accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q.  Accordingly, these statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented.  The result of operations for any interim period are not necessarily indicative of results for the full year.

These statements should be read in conjunction with the June 30, 2013 financial statements and footnotes of FHV LLC included in the Current Report filed on Form 8-K on July 25, 2013, as amended on November 1, 2013 and the financial statements and footnote of our Company included in our Annual Report on Form 10-K filed on September 26, 2013.

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries after the elimination of intercompany accounts and transactions.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that our Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the three months ended September 30, 2013, our Company incurred a net loss of $241,980.  We also had an accumulated deficit of $3,320,941 as of September 30, 2013.  As part of the Acquisition, our Company raised additional cash from the sale of its common stock in July 2013 totaling $996,034 (see Note 4). At September 30, 2013 we had a cash balance of $231,874. Our current cash position may be insufficient to fund our combined capital expenditures, working capital and other cash requirements through September 30, 2014.

These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern.  Management has instituted plans which it hopes will result in the generation of positive cash flows in the future (although there can be no assurance that this will be the result).  Included in those plans are changes in terms of franchise agreements, cost cutting measures and the possible raise of additional capital from the sale of our debt or equity securities.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fresh Healthy Vending International, Inc.

Notes to Condensed Consolidated Financial Statements

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

Significant estimates include our provisions for bad debts and franchisee rescissions and it is at least reasonably possible that a change in the estimates will occur in the near term.

Revenue recognition

We recognize revenues and associated costs in connection with franchisees at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations.  Amounts invoiced to franchisees for which we have not met these criteria for revenue recognition along with the related costs incurred therewith are accounted for as customer deposits and deferred revenues and deferred costs in the accompanying balance sheets, respectively. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying statements of operations as agency sales, net. Royalty fees are recognized as revenue when earned.  Advertising fees are recorded as a liability until the related marketing expenditures are incurred.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance  for  doubtful  accounts  totaled  $40,000  at  September 30, 2013 and June 30, 2013.

Inventories

Inventories  consists  of  purchased food and beverages in  Company  owned  vending  machines and vending  machine  parts held for  resale and is  valued  at  the  lower  of  cost  or  market,  with  cost  determined  using  the  average cost  method.

Property and  equipment

Property and equipment consists primarily of Company owned vending machines, computer and office equipment and software used in our operations.  Property and  equipment  is  carried  at  cost  and  depreciated  using  the  straight-line  method  over their estimated useful lives of the  individual assets (generally  five  to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the quarters ended September 30, 2013 and 2012 totaled $10,929 and $9,678, respectively.

Impairment  of  long-lived  assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets during the quarters ended September 30, 2013 and 2012.

Fresh Healthy Vending International, Inc.

Notes to Condensed Consolidated Financial Statements

Freight costs and fees

Outbound freight charged to customers is recorded as revenue.  The related outbound freight costs are considered period costs and charged to cost of revenues.  Outbound freight costs charged to customers and recognized as revenue totaled $21,505 and $21,616 for the quarters ended September 30, 2013 and 2012, respectively.

Income  taxes

As part of our preparation our financial statements, we are required to estimate our Company’s provision for income taxes.  This process involves estimating our current tax liabilities together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Management then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established.  Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in our tax provision in our statement of operations.  We use our judgment in making estimates to determine our provision for income taxes, deferred tax assets and liabilities and any valuation allowance are recorded against our net deferred tax assets.

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

Prior to the Acquisition, our Company was classified as a limited liability company for income tax purposes and therefore was not subject to federal and state corporate income taxes.  Accordingly there were no corporate federal or state income taxes for the three months ended September 30, 2012 or related provision. At the time of the Acquisition, we had net operating losses.  Carry-forward of these net operating losses is expected to be substantially limited by Section 382 of the Internal Revenue Code (“IRC”) as the Acquisition likely represented a change in control as defined by IRC.  Since the Acquisition, we incurred net operating losses for federal and state income tax purposes.  We recorded a valuation allowance for all deferred tax assets arising from net operating losses as their future recognition is uncertain. The provisions for income taxes reported on the accompanying condensed consolidated statements of operations represented state limited liability company fees.

As of September 30, 2013, no reserves for uncertain tax positions were required to be recorded for any of our Company’s open tax years.  Our Company is not subject to examination by U.S federal and state tax authorities for tax years prior to our inception in 2010.  Our Company’s policy is to recognize interest and penalties on unrecognized tax liabilities in income tax expense within the statements of operations.  We did not recognize any interest and penalties for the quarters ended September 30, 2013 and 2012.  We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will change materially within 12 months subsequent to September 30, 2013.  As a result, no other income tax liability or expense has been recorded in the accompanying financial statements.

Litigation and regulation

From time to time, we may become involved in litigation and other legal actions.  We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Additionally, our Company is subject to state review of our Franchise Disclosure Documents included with franchise agreements we enter into.  Such state review could lead to our Company being prohibited from entering into franchising agreements with the reviewing state.

Fresh Healthy Vending International, Inc.

Notes to Condensed Consolidated Financial Statements

2.           Acquisition

Since our founding in 2011 and through July 19, 2013, our Company had only limited operations and was considered a development stage enterprise. On July 15, 2013, our Board of Directors approved an 11.67165 to 1 stock split for stockholders of record on July 19, 2013.  That stock split was in the form of a stock dividend of 10.67165 shares for each of 575,000 shares outstanding on the record date.

Additionally, on July 19, 2013 (the "Closing Date") we entered into a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the “Acquisition Agreement”) with FHV Holdings Corp, a California corporation (“FHV-Cal”) (the “FHV Acquisition”).  Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,278 shares of our Company's common stock (as adjusted for the Stock Split) to FHV-Cal (the “Acquisition Shares”), in exchange for all FHV-Cal’s assets as of the Closing Date.  FHV-Cal’s principal asset consisted of the operations and assets of FHV LLC.

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

3.       The payment to Mr. Duval of $191,000 in cash; and

4.       The previous surrender by Mr. Duval of 1,000,000 shares (pre-split) of our Company’s common stock (all of which shares were subsequently caused to be cancelled prior to July 19, 2013).

We charged the cash paid to Mr. Duval in connection with the cancellation of his shares to selling, general and administrative expenses during the three months ended September 30, 2013.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein FHV-LLC is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

3.          Notes payable

Beginning April 2013 through June 19, 2013, FHV LLC issued notes payable to four entities or individuals in exchange for cash proceeds totaling $250,000.  The notes bore interest at 12% per annum and matured on the earlier of their being outstanding for 60 days, upon the transfer of 25% or more of our Company’s share ownership or upon our merger with a public company (all as defined in the note agreements).  Notes payable with a principal face value totaling $150,000 were issued with non-assignable rights to purchase any securities that our Company offered at 85% of the price offered to investors. Repayment was personally guaranteed by the sole shareholder of FHV-Cal.  On July 19, 2013, concurrent with the Acquisition, $210,000 of these notes payable were converted to 552,418 shares of Fresh Healthy Vending International, Inc.’s common stock, $34,212 of principal and accrued interest were repaid and $6,666 of principal remained outstanding.

On July 19, 2013, we issued notes payable totaling $191,000 to three note holders.  These notes were scheduled to mature 18 months from their date of issuance and bore interest of the rate of 3% per annum (payable semiannually).  The notes were convertible into shares of our common stock at the rate of $1.25 per share at the option of the holder and were subject to mandatory conversion if prior to the maturity date the reported trading price of the shares on their principal market shall close at not less than $1.50 per share for seven trading days within any twenty consecutive trading days.  On September 26, 2013, the conditions required for the mandatory conversion of these notes were satisfied and the entire principal balance of the notes and related accrued interest totaling $1,082 were converted into 153,667 shares of our Company’s common stock at $1.25 per share.

Fresh Healthy Vending International, Inc.

Notes to Condensed Consolidated Financial Statements

4.          Stockholders’ deficit

On July 19, 2013 in connection with the Acquisition, we completed the sale of 2,082,284 shares of our common stock to 18 purchasers (“Stock Sale”) in exchange for gross proceeds of $1,000,000 cash and incurred offering costs of approximately $4,000.

5.           Related party transactions

We had amounts due to a related party of $16,653 and $42,000 at September 30, 2013 and June 30, 2013, respectively.  All amounts due to related party are unsecured, non-interest bearing and due on demand and are included in our accompanying balance sheets.

6.           Concentrations

Our vending  machines are  supplied by a  single  manufacturer  who  sells  through  a  limited  number  of  suppliers.  Although  there are a limited  number of manufacturers  of  vending  machines,  we  believe  that  other suppliers  could provide  similar  machines  on  comparable  terms.  A  change  in  suppliers,  however,  could cause  a  delay  in  deliveries  and  a  possible  loss  of  sales,  which  would  adversely affect our operating  results.

7.          Stock-based compensation

During the quarter ended September 30, 2013, the Company granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2013. During the three months ended September 30, 2013 options issued were valued using the Black Scholes method assuming the following:

Expected volatility	88%
Dividend yield	-
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have not historical experience.  We recorded stock-based compensation expense of $135,183 during the three months ended September 30, 2013.

The following table summarizes the stock option activity for the three months ended September 30, 2013 and 2012:

	Options	Weighted Average Exercise Price

Outstanding at:
June 30, 2013	-	$-
Granted	1,985,000	0.169
Exercised	-	-
Forfeited or expired	(100,000)	0.165

Outstanding at:
September 30, 2013	1,885,000	$0.169

Fresh Healthy Vending International, Inc.

Notes to Condensed Consolidated Financial Statements

8.          Earnings per share

The following table illustrates the basic and diluted earnings per share (“EPS”) computations for the quarter ended September 30, 2013. Prior to July 20, 2013, our capital structure was that of a limited liability company and therefore, the computation of EPS was not applicable to those prior periods.

Numerator

Net loss attributable to common stockholders	$(241,980)

Denominator

Weighted average common shares outstanding - basic	25,154,527
Plus: dilutive effect of stock options	362,922

Weighted average common shares oustanding -diluted	25,517,449

Net loss attributable per common share:
Basic	$(0.01)
Diluted	$(0.01)

During the quarter ended September 30, 2013, diluted EPS was calculated using the basic weighted average common shares outstanding as the use of diluted weighted average common shares outstanding would have been anti-dilutive given that we incurred a net loss during that period.

9.           Contingencies

In  March  2013, we entered into  a  settlement  agreement  (the “Settlement”) with  the  State of California  regarding inaccurate  and  incomplete  disclosures  in  our  2010  and  2011  Franchise Disclosure  Documents  (“FDD”).  The Settlement was in response to a complaint brought against our Company in May 2012.  As  part  of  the Settlement, we agreed  to  amend  our FDD  to  include  complete  disclosures  and  to  offer  our  California franchisees  the right  to rescind  their  franchise  agreements.  Any California  franchisee  that  accepted  the  offer  of rescission was entitled  to  a  refund  of  its  initial  franchise  fees  and  the  depreciated  market value  of  its  vending  machines.

We determined  that  13  franchisees  who  collectively purchased  172  vending machines  were  eligible  for  the  offer  of  rescission.  The total possible refunds due to all franchisees should they all accept the offers of rescission would

Fresh Healthy Vending International, Inc.

Notes to Condensed Consolidated Financial Statements

be approximately $718,000.  Based on the responses we received from the franchisees, we estimated that the minimum liability for estimated refunds to be paid to the franchisees (net of the estimated value of any goods to be received) totaled approximately $169,000.  At September 30, 2013, we had a remaining liability balance outstanding in connection with the Settlement totaling $97,723.

We have also been contacted by other states’ regulators and in some cases have been required to respond to inquiries, make changes to our practices and/or pay amounts either to franchisees or to the states themselves. If we are required to refund amounts in excess of those that we have forecast, suffer substantial non-forecasted fines or other franchise offering restrictions from state regulators, are subject to expensive litigation or agree to enter into costly settlement agreements in order to discharge liabilities as a result of past business practices, we may be unable to marshal the resources to satisfy such obligations.  This would result in losses that could adversely affect our business, financial condition and results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by “we,” “our” or “us”). These statements are often identified by the use of words such as “may,” “strive,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2013 and in our Current Report on Form 8-K, as amended, filed on July 25, 2013 with the Securities and Exchange Commission. We caution the reader to carefully consider such factors. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Special Note Regarding Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted on April 5, 2012.  We believe we qualify as what is described in the JOBS Act as an emerging growth company (“EGC”).  An EGC is defined in the Securities Act and the Exchange Act as:

1.       An issuer with “total annual gross revenues” of less than $1 billion during its most recently completed fiscal year. The phrase “total annual gross revenues” means total revenues as presented on the income statement presentation under U.S. GAAP (or IFRS as issued by the IASB, if used as the basis of reporting by a foreign private issuer).

2.       An issuer who has not gone public more than five years ago.

3.       An issuer who has not issued more than $1 billion in debt or floated more than $700 million in stock.

At the time that we fail to qualify under these or any other requirements for classification as an EGC, we will no longer be able to avail ourselves of the advantages of EGC classification.  Under the JOBS Act, as an EGC we are subject to somewhat less stringent requirements under federal securities laws than a non-EGC company.  A non-exhaustive listing of reduced requirements include:

  EGC’s are only required to report two years of financial results versus three years for non-EGC companies.
  Banks and underwriters may issue research reports prior to a public offering for EGC’s.
  EGC’s are exempt from certain disclosures dealing with executive compensation.
  EGC’s are not required to have auditors attest to their internal controls.

The JOBS Act also allows our Company as an EGC to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.  Our Company has elected to opt out of this extended transition period for complying with new or revised accounting standards.

Overview and Description of Business

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Fresh Healthy Vending LLC (“FHV LLC”).  Effective as of July 19, 2013 our Company acquired all assets of FHV Holdings Corp (“FHV-Cal) which included FHV LLC in a transaction (the “Acquisition”) accounted for as a reverse acquisition.  With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV LLC.  Information with respect to our Company’s operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the ten months ended June 30, 2013 filed on Form 10-K on September 27, 2013. As noted in our Current Report filed on Form 8-K on August 19, 2013, as amended on November 1, 2013, we changed our fiscal year end from August 31st to June 30th.

We are a public company listed under the symbol “GEEM” until September 19, 2013, at which time we began to trade under our current stock symbol “VEND.”  On August 8, 2013, we changed our name to Fresh Healthy Vending International, Inc.

Business

FHV-LLC is a Franchise Development Company and operator of Company-owned vending machines that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic vending destinations. We and our franchisees operate approximately 1,800 vending machines offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico. Our offered services to each franchisee include securing locations for the healthy vending machines they purchase. We offer over 6,000 healthy food and beverage vending products via an exclusive eCommerce platform and we train each franchisee at our San Diego headquarters.  We provide dedicated account management and ongoing customer service to our franchisees.

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

Vending Technology

We have developed a fully compliant cash and cashless vending platform to readily monitor the locations of our franchisees’ and our machines.  We help them and us to grow business with onsite and virtual management tools, including as an example, wireless remote monitoring telemetry software. Our vending standards are UL (“Underwriters Laboratories”) recognized, among the highest in the industry.  This ensures food temperature compliance which includes auto-contingency processes should electrical or hardware malfunction.  These processes ensure that ambient air stays within specified parameters at all times. Our third-party cashless technology ensures the highest level of data and network compliance so that customers’ information is kept secure at all times while ensuring complete transparency. As a result we generally handle little if any cash in the process. All transactions are managed by third parties that we believe to be reliable to ensure financial compliance with local and national laws and regulations.

Products

We provide a portfolio of fresh, organic and all-natural snacks and drinks. All products are available via our Company’s exclusive E-commerce website and for franchisees only. We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  We deliver our products to the Franchisee within 2-5 business days of order.

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

•               We outsource non-core functions to third-party vendors. Outsourced services include: machine manufacturing, transport, location set-up, maintenance, inventory, food management and ordering, payment processing, and cash management. This has historically given us added financial resources to invest in new services for Franchisees and in providing them with additional cost savings (such as cost of foods and beverages). By operating with a lean, low-cost administrative model, we focus on what we believe to be our operating strengths, namely marketing and selling new franchisees and implementing new ways to help them grow.

Our Principal Supplier

We purchase our vending machines from a sole supplier, Automated Merchandising Systems Inc. (“AMS”).  We believe that our relationship with AMS is excellent and likely to continue.  In our view the loss of our relationship with AMS, should it occur, may result in short term disruptions not likely to be material because there are to our knowledge at least four other suppliers for our vending machines from which we can obtain comparable vending equipment.

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

Our Employees

We had approximately 15 full-time employees as of September 30, 2013 and 17 contracted positions.  None of our employees are subject to collective bargaining agreements.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues

We had revenues of $2,022,381 for the three months ended September 30, 2013, compared to total revenues of $2,393,625 for the quarter ended September 30, 2012. This represented a decrease of $371,244 or 15.5%.  Our revenues decreased due largely to restrictions imposed on our Company with respect to the sales of franchises (and by extension machines) within California (and to a lesser degree Washington).  The restrictions imposed with respect to sales and grants within these jurisdiction is explained in more detail in the Legal Proceedings section of this filing.  Overall sales and installations (at which point our Company recognizes revenues) of machines fell 16.8% and 18%, respectively during the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.  Other decreases in revenue resulted as we redirected significant resources away from franchise selling and toward the placement of Company-owned and operated machines.

We intend that the changes we have effected will bring our operations, and revenues, back to the levels previously enjoyed in 2012, and will also position the Company for future growth in 2014 and beyond.

Among the changes being implemented in 2013 are the following:

•         We re-launched our corporate website as a source for increased organic leads (our experience has  organic leads to have a higher probability of becoming franchisees);

•         We re-built our online discovery portal for prospective franchisees, giving them a better understanding of franchising opportunities with our Company;

•         We raised approximately $1.2 million in capital needed for general corporate purposes as well as the building of the infrastructure necessary to grow our corporate-owned machine model;

•         With the completion of our reverse merger, we became a public company, allowing more transparency to franchisees and other potential business partners;

•         We launched our newly designed Healthy Vending machine with a 46 inch flat screen, allowing customers to be educated at the point of purchase;

•         We resolved the outstanding complaints to the satisfaction of the California franchise regulators, allowing us (we expect) to be able to soon grant franchises again within California;

•         We have begun significant public relations initiatives in order to make the end customers and potential franchisees aware of the benefits of our product and franchisee offerings;

•         We have begun marketing to overseas master franchise license partners;

•         We built Fresh Healthy Vending Steps to Success – a new portal for franchisees that we believe will substantially increase their revenues and profitability;

•         We implemented a new Company Customer Relations Manager;

•         We established a 6% royalty on product sales for all new franchisees, allowing for an ongoing future revenue stream;

•         We opened an East Coast sales office; and

•         We consolidated our facilities within one new location in San Diego.

Cost of revenues

Cost of revenues was $934,731 during the three months ended September 30, 2013 compared to $1,031,929 during the three months ended September 30, 2012.  The absolute decrease corresponded to the overall decrease in revenues during the comparable periods.

Gross margin

Gross margin for the three months ended September 30, 2013 was $1,087,650 compared to $1,361,696 for the corresponding period in 2012, representing a decrease of $274,046 or 20.1%.  Gross margin percentage during the quarter ended September 30, 2013 was 53.8% compared to 56.9% for the same quarter in 2012.  The decrease in gross margin percentage in 2013 from 2012 of 3.1% was due primarily to lost fixed cost leverage resulting from lower volumes of revenues in 2013 and concessions given to franchisees versus the corresponding period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 of $1,294,535 represent a increase of $145,170, or 12.6%, from the $1,149,365 in the three months ended September 30, 2012.  The major components of selling and marketing expenses were as follows:

	Three months ended September 30,
	2013	2012	Change	% Change

Marketing & Advertising	$ 87,482	$160,193	$(72,712)	-45.4%
Franchise Sites	5,921	27,103	(21,182)	-78.2%
Radio Advertising	49,563	48,000	1,563	3.3%
Location Incentive Payments	4,700	15,600	(10,900)	-69.9%
Promotion	18,631	26,660	(8,028)	-30.1%
Salaries, Commissions & Benefits	648,474	559,816	88,658	15.8%
Consulting	29,308	89,954	(60,646)	-67.4%
Legal	97,935	93,575	4,360	4.7%
Accounting	45,048	-	45,048	-
Rent	37,072	26,816	10,256	38.2%
Travel	5,753	16,165	(10,412)	-64.4%
Telecommunications	11,467	12,421	(954)	-7.7%
Consideration paid to former officer	191,000	-	191,000
Other	62,182	73,062	(10,880)	-14.9%

	$ 1,294,535	$1,149,365	$145,170	12.6%

We decreased our marketing budget in 2013 compared to the corresponding period in 2012.  The decrease came about from the discontinuation of the prior year’s programs that did not yield acceptable results.  We found that Internet marketing rates were increasing relative to the results obtained and therefore cut back such marketing.  Expenses related to franchise sites decreased due to a refocus away from our advertising on sites containing many competing franchising offers in the healthy vending space.

Salaries, commissions and benefits increased primarily due to stock-based compensation expense of $135,183 in the three months ended September 30, 2013 and $0 in the comparable period in 2012. Decreases in consulting expense relates primarily to the termination of one consultant in early 2013.

We also paid our former CEO $191,000 in connection with his surrender of stock at the time of the Acquisition.

Provision for income taxes

Prior to the acquisition of Fresh Healthy Vending International, Inc. in a reverse merger on July 19, 2013, we were a limited liability company and were treated as a partnership for income tax purposes.  We were not subject to federal income taxes.  Accordingly, all tax attributes derived from the operations of the limited liability company were passed through to its members and were reported on the members’ tax return.  There was no provision for federal income taxes included in our financial statements during the time we operated as a limited liability company.  Although we were not subject to federal income taxes, we incurred various state fees and taxes.  Income taxes of $5,419 and $4,870 incurred during the three months ended September 30, 2013 and 2012, respectively, represented state limited liability company fees.

During the three months ended September 30, 2013 we incurred a net loss and operated as a C-corp for federal and state income tax purposes. Accordingly we are now subject to federal and state income taxes at the prescribed statutory rates.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.  We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net income (loss)

Net loss was $241,980 during the three months ended September 30, 2013 versus net income of $207,461 for the three months ended September 30, 2012.   Net loss per share for both basic and diluted during the three months ended September 30, 2013 were $0.01 and $0.01, respectively.  Earnings (loss) per share are not presented for the three months ended September 30, 2012 because we operated as a member-owned limited liability company during that quarter.

Liquidity and Capital Resources

For the three months ended September 30, 2013, we had a net loss totaling $241,980 and negative cash flows from operations totaling $1,111,136.  Our cash balances at September 30, 2013 and July 19, 2013 (the date of the closing of the Acquisition) were $231,874 and $1,151,806, respectively.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchisee rescissions in California as noted elsewhere herein (see Legal Proceedings). As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include capital expenditures for purchase of corporate owned and operated vending machines, including the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations.

On July 19, 2013 in connection with the Acquisition, we completed the sale of 2,082,284 shares of our common stock to 18 purchasers (“Stock Sale”) in exchange for gross proceeds of $1,000,000 cash and incurred offering costs of approximately $4,000.

Through December 31, 2012 we financed our operations through borrowings from Nicholas Yates who is the beneficial owner of our major stockholder.  Beginning April 2013 through June 19, 2013, we issued unsecured 12% short-term notes payable to four lenders in exchange for cash proceeds totaling $249,999.  The notes were unsecured, bore interest at 12% per annum and with the exception of notes repaid totaling $33,333 ($34,212 including accrued interest through the date of repayment), were exchanged for 552,418 shares of our common stock on July 19, 2013.

On July 19, 2013, we issued additional notes payable totaling $191,000 to three note holders.  The notes were converted into shares of our common stock as noted elsewhere herein.

At September 30, 2013 we had cash available of only $231,874. Our current cash position may be insufficient to fund our planned capital expenditures and working capital and other cash requirements through September 30, 2014.

These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern.  Management has instituted plans which it hopes will result in the generation of positive cash flows in the future (although there can be no assurance that this will be the result).  Included in those plans are changes in terms in franchise agreements, cost cutting measures and the possible raise of additional capital.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at September 30, 2013.

Critical Accounting Policies

Revenue recognition

We recognize revenues and associated costs in connection with franchisees at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations remain unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations.  Amounts invoiced to franchisees for which we have not met these criteria for revenue recognition along with the related costs incurred therewith are accounted for as customer deposits and deferred revenues and deferred costs in the accompanying balance sheets, respectively. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying statements of operations as agency sales, net. Royalty fees are recognized as revenue when earned.  Advertising fees are recorded as a liability until marketing expenditures are incurred.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

The Company's management with the participation of the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In  March  2013, we entered into  a  settlement  agreement  (the “Settlement”) with  the  State of California  regarding inaccurate  and  incomplete  disclosures  in  our  2010  and  2011  Franchise Disclosure  Documents  (“FDD”).  The Settlement was in response to a complaint brought against our Company in May 2012.  As  part  of  the Settlement, we agreed  to  amend  our FDD  to  include  complete  disclosures  and  to  offer  our  California franchisees  the right  to rescind  their  franchise  agreements.  Any California  franchisee  that  accepted  the  offer  of rescission was entitled  to  a  refund  of  its  initial  franchise  fees  and  the  depreciated  market value  of  its  vending  machines.

We determined  that  13  franchisees  who  collectively purchased  172  vending machines  were  eligible  for  the  offer  of  rescission.  The total possible refunds due to all franchisees should they all accept the offers of rescission would be approximately $718,000.  Based on the responses we received from the franchisees contacted to date, we estimated that the minimum liability for estimated refunds to be paid to the franchisees (net of the estimated value of any goods to be received) totaled approximately $169,000.  At September 30, 2013 we had a remaining balance outstanding of $97,723.

We have also been contacted by other states’ regulators and in some cases have been required to respond to inquiries, make changes to our practices and/or pay amounts either to franchisees or to the states themselves. If we are required to refund amounts in excess of those that we have forecast, suffer substantial non-forecasted fines or other franchise offering restrictions from state regulators, are subject to expensive litigation or agree to enter into costly settlement agreements in order to discharge liabilities as a result of past business practices, we may be unable to marshal the resources to satisfy such obligations.  This would result in losses that could adversely affect our business, financial condition and results of operations

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Current Report on Form 8-K/A filed on November 1, 2013, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2013, we completed the sale of 2,788,369 shares of our common stock to 18 purchasers (“Stock Sale”) in exchange for gross proceeds of $1,210,000 consisting of $1,000,000 cash and the tendering of previously outstanding notes payable totaling $210,000.  We received approximately $1,206,034, net of related costs in connection with the transaction..

On July 19, 2013, we issued notes payable totaling $191,000 to three note holders.  These notes mature 18 months from their date of issuance, bear interest of the rate of 3% per annum (payable semiannually) and may be repaid by our Company prior to their maturity.  The notes are convertible into shares of our common stock at the rate of $1.25 per share at the option of the holder and are subject to mandatory conversion if prior to the maturity date the reported trading price of the shares on their principal market shall close at not less than $1.50 per share for seven trading days within any twenty consecutive trading days.  On September 26, 2013, the conditions required for a mandatory conversion of these notes were satisfied and the entire principal balance of the Notes and related accrued interest totaling $1,082 were automatically converted into 153,667 shares of our Company’s common stock at $1.25 per share.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D.  The parties who received the securities in such instances made representations that such party (a) is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) has knowledge and experience in financial and business matters such that the purchaser is capable of evaluating the merits and risks of an investment in us, (d) had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management's inquiry into their sophistication and net worth.  In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees, each of whom was deemed in our view to be an "accredited investor" within the meaning of federal securities laws; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the securities were not broken down into smaller denominations.

We used the proceeds from the sale of securities to fund working capital, to settle franchisee rescission liabilities, including the purchase of machines.

Item 3.  Defaults Upon Senior Securities

None.

Item 4  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

A.      Exhibits

31.1  Certification of the Principal Executive and Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FRESH HEALTHY VENDING INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: November 20, 2013	By:	/s/ Alex Kennedy
Alex Kennedy, President Principal Executive Officer and Principal Financial Officer