Form 10-Q
period 2013-12-31
Fresh Healthy Vending International, Inc.
filed 2014-02-14
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to______

Commission File No. 333-177305

FRESH HEALTHY VENDING INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2511250
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

9605 Scranton Road, Suite 801, San Diego, CA 92121
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of February 7, 2014: 25,772,986

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Quarterly Report on Form 10-Q for the

Six Months Ended December 31, 2013

PART I. – FINANCIAL INFORMATION

Item 1.  Financial Statements

Fresh Healthy Vending International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012

Revenues:
Vending machine sales, net	$891,306	$2,588,821	$2,755,557	$4,814,252
Franchise fees	54,000	202,500	131,500	341,000
Company owned machines	41,930	20,326	106,303	35,407
Agency sales (net) and other	28,895	17,443	45,152	32,057
	1,016,131	2,829,090	3,038,512	5,222,716

Cost of revenues	518,410	1,226,945	1,453,141	2,258,874
Gross margin	497,721	1,602,145	1,585,371	2,963,842

Operating expenses:
Selling, general and administrative	998,660	1,157,211	2,293,195	2,306,576

Operating income (loss)	(500,939)	444,934	(707,824)	657,266

Other income (expense):
Interest expense	-	-	(1,984)	-
Accretion of discount on notes payable	-	-	(27,692)	-

Income (loss) before provision for income taxes	(500,939)	444,934	(737,500)	657,266

Provision for income taxes	2,948	3,148	8,367	8,018

Net income (loss)	$(503,887)	$441,786	$(745,867)	$649,248

Earnings (loss) per share (Note 8):
Basic	$(0.02)		$(0.03)
Weighted average shares - basic	25,311,358		25,232,942

See accompanying notes to condensed consolidated financial statements.

Fresh Healthy Vending International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2013	2013

Assets:

Current assets:
Cash	$448,777	$252,845
Accounts receivable, net	1,396,988	1,309,307
Deferred costs	394,013	779,878
Inventories	143,321	59,873
Prepaid expenses and other current assets	19,188	14,003
Total current assets	2,402,287	2,415,906

Property and equipment:
Cost	358,563	248,824
Less: accumulated depreciation	(104,525)	(88,909)
	254,038	159,915

Deposits	22,088	24,315

Total Assets	$2,678,413	$2,600,136

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable and accrued liabilities	$715,364	$606,564
Customer advances and deferred revenues	3,853,120	4,070,715
Franchisee refunds due	172,731	271,174
Provision for franchisee rescissions	97,723	345,000
Accrued personnel expenses	29,978	83,934
Notes payable	9,666	222,307
Amounts due to related parties	9,462	42,000
Deferred rent	31,353	37,403
Total current liabilities	4,919,397	5,679,097

Contingencies (Notes 1 and 9)

Stockholders' deficit (Notes 2 and 4)
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 25,346,818 outstanding, none at June 30, 2013	25,346	-
Additional paid in capital	1,558,498	-
Accumulated deficit	(3,824,828)	(3,078,961)
Total stockholders' deficit	(2,240,984)	(3,078,961)

Total liabilities and stockholders' deficit	$2,678,413	$2,600,136

See accompanying notes to condensed consolidated financial statements.

Fresh Healthy Vending International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended December 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(745,867)	$649,248
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Depreciation and amortization	26,185	24,814
Interest accretion on notes payable	27,692	-
Stock-based compensation	185,727	-
(Gain) loss on disposal of property and equipment	10,044	(41,403)
Deferred rent	(6,050)	(8,991)
Changes in operating assets and liabilities:
Accounts receivable	(87,681)	245,514
Deferred costs	385,865	234,942
Inventories	(83,448)	(12,306)
Prepaid expenses and other assets	(5,185)	(4,049)
Deposits	2,227	-
Accounts payable and accrued expenses	113,762	103,538
Customer advances and deferred revenues	(217,595)	(1,087,020)
Accrued personnel expenses	(53,956)	(2,608)
Franchisee refunds and rescission liabilities	(345,720)	(150,000)

Cash used in operating activities	(794,000)	(48,321)

Cash flows from investing activities:
Purchases of property and equipment	(130,352)	(31,836)
Proceeds from sale of property and equipment	-	78,075

Cash (used in) provided by investing activities	(130,352)	46,239

Cash flows from financing activities:
Repayment of amounts due to related party	(32,538)	-
Borrowings from related party	-	61,725
Proceeds from issuance of stock, net of offering costs	996,034	-
Proceeds from issuance of notes payable	191,000	-
Repayment of notes payable	(34,212)	-
Member distributions	-	(40,000)

Cash provided by financing activities	1,120,284	21,725

Change in cash	195,932	19,643

Cash, beginning of period	252,845	229,189

Cash, end of period	$448,777	$248,832

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into stock	$402,083	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$11,790	$1,723
Interest	$902	$-

See accompanying notes to condensed consolidated financial statements.

Fresh Healthy Vending International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.          Organization and summary of significant accounting policies

Fresh Healthy Vending International, Inc. (formerly known as “Green 4 Media, Inc., and referred to herein collectively with its subsidiaries as “we”, the “Company” or “our Company”) operates through its wholly-owned subsidiary, Fresh Healthy Vending LLC, as a franchisor of healthy drinks and snack vending machines that features cashless payment devices and remote monitoring software. Our Company uses in-house location specialists that are responsible for securing locations for the franchisees and has a nationwide product distribution chain. We also operate our own machines.

The accompanying condensed consolidated financial statements as of December 31, 2013 and 2012 and for the three and six months ended December 31, 2013 and 2012 include the accounts and operations of Fresh Healthy Vending, LLC (“FHV LLC”)  The accompanying condensed consolidated financial statements also include the accounts and operations of Fresh Healthy Vending International, Inc. (“FHV International”) from July 19, 2013 (the date of the acquisition described in Note 2, the “Acquisition”) through December 31, 2013.

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

These statements should be read in conjunction with the June 30, 2013 financial statements and footnotes of FHV LLC included in the Current Report filed on Form 8-K on July 25, 2013, as amended on November 1, 2013 and January 24, 2014 and the financial statements and footnotes of our Company included in our Annual Report on Form 10-K filed on September 26, 2013.

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries after the elimination of intercompany accounts and transactions.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that our Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the six months ended December 31, 2013, our Company incurred a net loss of $745,867.  We also had an accumulated deficit of $3,824,828 as of December 31, 2013.  As part of the Acquisition (Note 2), our Company raised $996,034, net of costs, from the sale of common stock (see Note 4). At December 31, 2013 we had a cash balance of $448,777. Our current cash position may be insufficient to fund our combined capital expenditures, working capital and other cash requirements through December 31, 2014.

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

Fresh Healthy Vending International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Significant estimates include our provisions for bad debts and franchisee rescissions and it is at least reasonably possible that a change in the estimates will occur in the near term.

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines to the franchisees.  We invoice franchisees in full at the time that we enter into contractual arrangements with them.  Payment terms vary but usually a significant portion of the contract’s cash consideration (typically 40%) is due at the time of signing, while remaining amounts outlined under the contract are due upon our locating the site for, delivery and installing of the vending machines.  There are no franchise fees charged beyond the initial first year franchise fees.  We receive ongoing royalty payments in the form of a percentage of franchisees’ revenues or gross margins on vending machine sales, as the case may be.

We recognize revenues and associated costs in connection with franchisees at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations remain unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations.  Amounts invoiced to franchisees for which we have not met these criteria for revenue recognition along with the related costs incurred therewith are accounted for as customer deposits and deferred revenues and deferred costs, respectively.  Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying statements of operations as agency sales, net. We recognize percentage fees as revenue when earned.  Advertising fees are recorded as a liability until marketing expenditures are incurred.

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, the Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises.  Additionally, if the Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. There are warranties extended by the machine manufacturer, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular accounts receivable are deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance  for  doubtful  accounts  was approximately $40,000 at  December 31, 2013 and June 30, 2013.

Inventories

Inventories  consists  of  purchased food and beverages in  Company  owned  vending  machines and vending machines and vending  machine  parts held for  resale and is  valued  at  the  lower  of  cost  or  market,  with  cost  determined  using  the  average cost  method.

Property and  equipment

Property and equipment consists primarily of Company owned vending machines, computer and office equipment and software used in our operations.  Property and  equipment  is  carried  at  cost  and  depreciated  using  the  straight-line  method  over their estimated useful lives of the  individual assets (generally  five  to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the three months ended December 31, 2013 and 2012 totaled $15,256 and $11,478, respectively. For the six months ended December 31, 2013 and 2012 depreciation and amortization was $26,185 and $24,814, respectively.

Fresh Healthy Vending International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Impairment  of  long-lived  assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets during the six months ended December 31, 2013 and 2012.

Reclassifications

Certain prior period amounts have been reclassified to be consistent with the current period presentation.

Income  taxes

As part of the preparation of our financial statements, we are required to estimate our Company’s provision for income taxes.  This process involves estimating our current tax liabilities together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Management then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established.  Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in our tax provision in our statement of operations.  We use our judgment in making estimates to determine our provision for income taxes, deferred tax assets and liabilities and any valuation allowance are recorded against our net deferred tax assets.

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

Prior to the Acquisition (Note 2), our Company was classified as a limited liability company for income tax purposes and therefore was not subject to federal and state corporate income taxes.  Accordingly there were no corporate federal or state income taxes for the three or six months ended December 31, 2012 or a related provision. At the time of the Acquisition, we had accumulated net operating losses from prior periods.  Carry-forward of these net operating losses is expected to be substantially limited by Section 382 of the Internal Revenue Code (“IRC”) as the Acquisition likely represented a change in control as defined by IRC.  Since the Acquisition, we incurred net operating losses for federal and state income tax purposes in both the three and six months ended December 31, 2013.  We recorded a valuation allowance for all deferred tax assets arising from net operating losses as their future recognition is uncertain. The provisions for income taxes reported on the accompanying condensed consolidated statements of operations represent state limited liability company fees.

As of December 31, 2013, no reserves for uncertain tax positions were required to be recorded for any of our Company’s open tax years.  Our Company is not subject to examination by U.S federal and state tax authorities for tax years prior to our inception in 2010.  Our Company’s policy is to recognize interest and penalties on unrecognized tax liabilities in our provision for income taxes within the statements of operations.  We did not recognize any interest and penalties for the three or six months ended December 31, 2013 and 2012.  We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will change materially within 12 months subsequent to December 31, 2013.  As a result, no other income tax liability or expense has been recorded in the accompanying financial statements.

Fresh Healthy Vending International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

2.           Acquisition

Since its founding in 2011 and through July 19, 2013, FHV International had only limited operations and was considered a development stage enterprise. On July 15, 2013, our Board of Directors approved an 11.67165 to 1 stock split for stockholders of record on July 19, 2013.  That stock split was in the form of a stock dividend of 10.67165 shares for each of 575,000 shares outstanding on the record date.

Additionally, on July 19, 2013 (the "Closing Date") we entered into a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the “Acquisition Agreement”) with FHV Holdings Corp, a California corporation (“FHV-Cal”) (the “FHV Acquisition”).  Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,278 shares of FHV International’s common stock (as adjusted for the Stock Split) to FHV-Cal (the “Acquisition Shares”), in exchange for all FHV-Cal’s assets as of the Closing Date.  FHV-Cal’s principal asset consisted of the operations and assets of FHV LLC.

In connection with the Acquisition Agreement, FHV International entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the “Indemnity Agreement”) with our former Chief Executive Officer Daniel Duval providing for:

1.       The sale to Mr. Duval of the FHV International business existing on the date of the Indemnity Agreement (the “GEEM Business”);

2.       The assumption by Mr. Duval of all liabilities of FHV International and the indemnification by Mr. Duval holding FHV International harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;

3.       The payment to Mr. Duval of $191,000 in cash; and

4.       The surrender by Mr. Duval of 1,000,000 shares (pre-split) of FHV International’s common stock (all of which shares were subsequently caused to be cancelled prior to July 19, 2013).

We charged the cash paid to Mr. Duval in connection with the cancellation of his shares to selling, general and administrative expenses during the six months ended December 31, 2013.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein FHV LLC is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

3.          Notes payable

Beginning April 2013 through June 19, 2013, FHV LLC issued notes payable to four entities or individuals in exchange for cash proceeds totaling $250,000.  The notes bore interest at 12% per annum and matured on the earlier of their being outstanding for 60 days, upon the transfer of 25% or more of our Company’s share ownership or upon our merger with a public company (all as defined in the note agreements).  Notes payable with a principal face value totaling $150,000 were issued with non-assignable rights to purchase any securities that our Company offered at 85% of the price offered to investors. Repayment was personally guaranteed by the sole shareholder of FHV-Cal.  On July 19, 2013, concurrent with the Acquisition, $210,000 of these notes payable were converted to 552,418 shares of FHV International’s common stock, $34,212 of principal and accrued interest were repaid and $9,666 of principal and accrued interest remained outstanding at December 31, 2013.

Fresh Healthy Vending International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

On July 19, 2013, we issued notes payable totaling $191,000 to three note holders.  These notes were scheduled to mature 18 months from their date of issuance and bore interest of the rate of 3% per annum (payable semiannually).  The notes were convertible into shares of FHV International’s common stock at the rate of $1.25 per share at the option of the holder and were subject to mandatory conversion if prior to the maturity date the reported trading price of the shares on their principal market shall close at not less than $1.50 per share for seven trading days within any twenty consecutive trading days.  On September 26, 2013, the conditions required for the mandatory conversion of these notes were satisfied and the entire principal balance of the notes and related accrued interest totaling $1,082 were converted into 153,667 shares of FHV International’s common stock at $1.25 per share.

4.          Stockholders’ deficit

On July 19, 2013 in connection with the Acquisition, we completed the sale of 2,235,951 shares of FHV International’s common stock to 18 purchasers (“Stock Sale”) in exchange for gross proceeds of $1,000,000 cash and incurred offering costs of approximately $4,000.

5.           Related party transactions

We had amounts due to a related party, a beneficial owner of our Company, of $9,462 and $42,000 at December 31, 2013 and June 30, 2013, respectively.  All amounts due to related party are unsecured, non-interest bearing and due on demand.

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

7.          Stock-based compensation

During the six months ended December 31, 2013, FHV International granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended December 31, 2013. During the six months ended December 31, 2013 options issued were valued using the Black Scholes method assuming the following:

Expected volatility	88%
Dividend yield	-
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $50,544 and $185,727 during the three and six months ended December 31, 2013, respectively.

Fresh Healthy Vending International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table summarizes the stock option activity for the three and six months ended December 31, 2013:

	For the three months ended		For the six months ended
	December 31, 2013		December 31, 2013
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at:
Outstanding at September 30, 2013
and June 30, 2013, respectively	1,885,000	$0.169	-	$-
Granted	-	-	1,985,000	0.169
Exercised	(50,000)	0.165	(50,000)	0.165
Forfeited or expired	-	-	(100,000)	0.165

Outstanding at:
December 31, 2013	1,835,000	$0.169	1,835,000	$0.169

There was no stock option activity during the three and six months ended December 31, 2012.

8.          Earnings per share

The following table illustrates the basic and diluted earnings per share (“EPS”) computations for the three and six months ended December 31, 2013. Prior to July 20, 2013, our capital structure was that of a limited liability company and therefore, the computation of EPS was not applicable to those prior periods.

	For the three	For the six
	months ended	months ended
	December 31, 2013	December 31, 2013
Numerator

Net loss attributable to common stockholders	$(503,887)	$(745,867)

Denominator

Weighted average common shares outstanding - basis	25,311,358	25,232,942
Plus: dilutive effect of stock options	717,590	305,196

Weighted average common shares oustanding -diluted	26,028,948	25,538,138

Net loss attributable per common share:
Basic	$(0.02)	$(0.03)

During the three and six months ended December 31, 2013, diluted EPS is not presented because the addition of dilutive securities would be anti-dilutive given that we incurred a net loss during those periods.

Fresh Healthy Vending International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9.           Contingencies

In  March  2013, we entered into  a  settlement  agreement  (the “Settlement”) with  the  State of California  regarding allegations of inaccurate  and  incomplete  disclosures  in  our  2010  and  2011  Franchise Disclosure  Documents  (“FDD”).  As part  of  the Settlement, without admitting or denying the allegations presented, we agreed  to  amend  our FDD  to  include  fuller  disclosures  and  to  offer  our  California franchisees  the right  to rescind  their  franchise  agreements.  Any California  franchisee  that  accepted  the  offer  of rescission was entitled  to  a  refund  of  its  initial  franchise  fees  and  the  depreciated  market value  of  its  vending  machines.

We determined  that  13  franchisees  who  collectively purchased  172  vending machines  were  eligible  for  the  offer  of  rescission.  The total possible refunds due to all franchisees should they all accept the offers of rescission would have been approximately $718,000.  Based on the responses we received from the franchisees prior to the expiration of the last and final rescission offer on or about October 15, 2013, we estimated the liability for refunds to be paid to the franchisees (net of the estimated value of any goods to be received) was approximately $169,000.  At December 31, 2013 we had a remaining liability related to rescissions in California of $97,723.

We are also periodically contacted by other states’ regulators and in some cases have been required to respond to inquiries, make changes in our franchise disclosure documents, or make changes to our practices.  Management believes that the contacts from other states’ regulators have been administrative in nature and do not indicate the presence of a loss or probable potential loss.

Although we are subject to other litigation from time to time in the ordinary course of business, including claims from franchisees and employee liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business, financial position, results of operations or cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by “we,” “our” or “us”). These statements are often identified by the use of words such as “may,” “strive,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2013, our Form 10-Q for the quarter ended September 30, 2013 and in our Current Report on Form 8-K, as amended, filed on July 25, 2013 with the Securities and Exchange Commission. We caution the reader to carefully consider such factors. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview and Description of Business

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Fresh Healthy Vending LLC (“FHV LLC”).  Effective as of July 19, 2013 our Company, through our wholly owned subsidiary FHV Acquisition Corp acquired all assets of FHV Holdings Corp (“FHV-Cal) which included FHV LLC in a transaction (the “Acquisition”) accounted for as an asset acquisition.  With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV LLC.  Information with respect to our Company’s operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the ten months ended June 30, 2013 filed on Form 10-K on September 27, 2013. As noted in our Current Report filed on Form 8-K on August 19, 2013, as amended on November 1, 2013, we changed our fiscal year end from August 31st to June 30th.

We are a public company listed under the symbol “GEEM” until September 19, 2013, at which time we began to trade under our current stock symbol “VEND.”  On August 8, 2013, we changed our name to Fresh Healthy Vending International, Inc.

Business

FHV LLC is a Franchise Development Company and operator of Company-owned vending machines that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic vending destinations. We and our franchisees operate over 2,000 vending machines offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico. Our offered services to each franchisee include securing locations for the healthy vending machines they purchase. We offer over 6,000 healthy food and beverage vending products via an exclusive eCommerce platform and we train each franchisee at our San Diego headquarters.  We provide dedicated account management and ongoing customer service to our franchisees.

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

Products

We provide a portfolio of fresh, organic and all-natural snacks and drinks. All products are available via our Company’s exclusive E-commerce website and for franchisees only. We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  We generally deliver our products to the Franchisee within 2-5 business days of order.

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

Our Employees

We had approximately 15 full-time employees as of December 31, 2013 and approximately 25 contracted positions.  None of our employees are subject to collective bargaining agreements.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Revenues

We had revenues of $1,016,131 for the three months ended December 31, 2013, compared to total revenues of $2,829,090 for the three months ended December 31, 2012. This represented a decrease of $1,812,959 or 64.1%.  Our revenues decreased due largely to restrictions imposed on our Company with respect to the sales of franchises (and by extension machines) within California (and to a lesser degree Washington).  The restrictions imposed with respect to sales and grants within these jurisdiction is explained in more detail in the Legal Proceedings section of this filing.  Overall orders received and installations (at which point our Company recognizes revenues) of machines fell 12% and 64%, respectively during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.  Other decreases in revenue resulted as we redirected significant resources away from franchise selling and toward the placement of Company-owned and operated machines.

We intend that the changes we have effected will bring our operations, and revenues, back to the levels previously enjoyed during the three months ended December 31, 2012, and will also position the Company for future growth in fiscal 2014 and beyond.

Among the changes being implemented in the fiscal year ending June 30, 2014 are the following:

•         We restructured and increased the size of our franchise business development and locations procurement teams.

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

•         With the completion of our asset acquisition, we became a public company, allowing more transparency to franchisees and other potential business partners;

•         We launched our newly designed Healthy Vending machine with a 46 inch flat screen, allowing customers to be more fully informed about product choices at the point of purchase;

•         We resolved the outstanding complaints to the satisfaction of the California franchise regulators, allowing us (we expect) to resume discussions with regulators concerning our ability to again offer and sell  franchises again California;

•         We have  expanded our industry public relations initiatives and announcements in various print and other mediato provide end customers and potential franchisees better awareness of the benefits of our product and franchisee offerings;

•         We have begun marketing to overseas master franchise license partners;

•         We built Fresh Healthy Vending Steps to Success – a new portal for franchisees that we believe may substantially increase their revenues and profitability;

•         We implemented a new Company Customer Relations Manager;

•         We established a 6% royalty on product sales for all new franchisees, allowing for an ongoing future revenue stream;

•         We consolidated our facilities within one new location in San Diego to enhance productivity and reduce costs.

Cost of revenues

Cost of revenues was $518,410 during the three months ended December 31, 2013 compared to $1,226,945 during the three months ended December 31, 2012.  The decrease of $708,535, or 57.7% corresponded approximately to the overall decrease in revenues during the comparable periods.

Gross margin

Gross margin for the three months ended December 31, 2013 was $497,721 compared to $1,602,145 for the corresponding period in 2012, representing a decrease of $1,104,424 or 68.9%.  Gross margin percentage during the three months ended December 31, 2013 was 49.0% compared to 56.6% for the corresponding period in 2012.  The decrease in gross margin percentage in 2013 from 2012 of 7.6% was due primarily to lost fixed cost leverage resulting from lower volumes of revenues in 2013 and concessions given to franchisees.  Additionally we incurred initial start-up costs to establish our company-owned machine routes in Las Vegas, Nevada and Salt Lake City, Utah.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 of $998,660 represent a decrease of $158,551, or 13.7%, from the $1,157,211 in the three months ended December 31, 2012.  The major components of selling, general and administrative expenses were as follows:

	For the three months ended December 31,
	2013	2012	$ Change	% Change

Marketing and advertising	$35,664	$120,285	$(84,621)	-70.4%
Franchise sites	13,904	11,813	2,091	17.7%
Radio advertising	52,600	29,256	23,344	79.8%
Location incentive payments	6,700	34,265	(27,565)	-80.4%
Promotion	8,528	40,406	(31,878)	-78.9%
Salaries, commissions and benefits	573,408	629,370	(55,962)	-8.9%
Consulting	25,593	15,688	9,905	63.1%
Professional fees	78,385	54,545	23,840	43.7%
Rent	36,332	37,930	(1,598)	-4.2%
Travel	29,121	30,672	(1,551)	-5.1%
Telecommunications	10,878	11,600	(722)	-6.2%
Other	127,547	141,381	(13,834)	-9.8%

	$998,660	$1,157,211	$(158,551)	-13.7%

We decreased our marketing budget in 2013 compared to the corresponding period in 2012.  The decrease came about from the discontinuation of the prior year’s programs that did not yield acceptable results.  We found that Internet marketing rates were increasing relative to the results obtained and therefore cut back such marketing.    We also curtailed location incentive payments and promotions resulting in a decrease in expense for those items in the three months ended December 31, 2013 compared to the corresponding period in 2012.

Salaries, commissions and benefits decreased primarily due to a reduction in the number of staff and contract personnel partially offset by stock-based compensation expense of $50,544 in the three months ended December 31, 2013 and $0 in the comparable period in 2012.

Provision for income taxes

Prior to the acquisition of Fresh Healthy Vending International, Inc. in an asset acquisition on July 19, 2013, we were a limited liability company and were treated as a partnership for income tax purposes.  We were not subject to federal income taxes.  Accordingly, all tax attributes derived from the operations of the limited liability company were passed through to its members and were reported on the members’ tax return.  There was no provision for federal income taxes included in our financial statements during the time we operated as a limited liability company.  Although we were not subject to federal income taxes, we incurred various state fees and taxes.  Income taxes of $2,948 and $3,148 incurred during the three months ended December 31, 2013 and 2012, respectively, represented state limited liability company fees for our wholly-owned subsidiary FHV LLC.

During the three months ended December 31, 2013, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. Accordingly we are now subject to federal and state income taxes at the prescribed statutory rates.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.  We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net income (loss)

Net loss was $503,887 during the three months ended December 31, 2013 versus net income of $441,786 for the three months ended December 31, 2012.   The increase in net loss, and reduction in net income, resulted from lower revenues, lower gross margin percentage and gross margin dollars, all partially offset by reductions in selling, general and administrative expenses.

Basic net loss per share during the three months ended December 31, 2013 was $0.02.  Earnings (loss) per share are not presented for the three months ended December 31, 2012 because we operated as a member-owned limited liability company during that quarter.

Six months ended December 31, 2013 compared to the six months ended December 31, 2012

Revenues

We had revenues of $3,058,512 for the six months ended December 31, 2013, compared to total revenues of $5,222,716 for the six months ended December 31, 2012. This represented a decrease of $2,164,204 or 41.4%.  Our revenues decreased due largely to restrictions imposed on our Company with respect to the sales of franchises (and by extension machines) within California (and to a lesser degree Washington).  The restrictions imposed with respect to sales and grants within these jurisdiction is explained in more detail in the Legal Proceedings section of this filing.  Overall orders received and installations (at which point our Company recognizes revenues) of machines fell 23% and 44%, respectively during the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  Other decreases in revenue resulted as we redirected significant resources away from franchise selling and toward the placement of Company-owned and operated machines.

We intend that the changes we have implemented or will be implementing will return our operations, and revenues, back to the levels previously enjoyed during the fiscal year ended June 30, 2013, and will also position the Company for future growth in 2014 and beyond.

Among the changes we have implemented or will be implementing in the fiscal year ending June 30, 2014 are the following:

•         We restructured and increased the size of our franchise business development and locations procurement teams.

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

•         With the completion of our asset acquisition, we became a public company, allowing more transparency to franchisees and other potential business partners;

•         We launched our newly designed Healthy Vending machine with a 46 inch flat screen, allowing customers to be more fully informed about product choices at the point of purchase;

•         We resolved the outstanding complaints to the satisfaction of the California franchise regulators, allowing us (we expect) to resume discussions with regulators concerning our ability to again offer and sell  franchises again California;

•         We have  expanded our industry public relations initiatives and announcements in various print and other mediato provide end customers and potential franchisees better awareness of the benefits of our product and franchisee offerings;

•         We have begun marketing to overseas master franchise license partners;

•         We built Fresh Healthy Vending Steps to Success – a new portal for franchisees that we believe may substantially increase their revenues and profitability;

•         We implemented a new Company Customer Relations Manager;

•         We established a 6% royalty on product sales for all new franchisees, allowing for an ongoing future revenue stream;

•         We consolidated our facilities within one new location in San Diego to enhance productivity and reduce costs.

Cost of revenues

Cost of revenues was $1,453,141 during the six months ended December 31, 2013 compared to $2,258,874 during the six months ended December 31, 2012.  The decrease of $805,733, or 35.7% corresponded approximately to the overall decrease in revenues during the comparable periods.

Gross margin

Gross margin for the six months ended December 31, 2013 was $1,585,371 compared to $2,963,842 for the corresponding period in 2012, representing a decrease of $1,378,471 or 46.5%.  Gross margin percentage during the six months ended December 31, 2013 was 51.8% compared to 56.7% for the corresponding period in 2012.  The decrease in gross margin percentage in 2013 from 2012 of 4.9% was due primarily to lost fixed cost leverage resulting from lower volumes of revenues in 2013 and concessions given to franchisees.  Additionally we incurred initial start-up costs to establish of our company-owned machine routes in Las Vegas, Nevada and Salt Lake City, Utah.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2013 of $2,293,195 represent a decrease of $13,381 or 0.6%, from the $2,306,576 in the six months ended December 31, 2012.  The major components of selling, general and administrative expenses were as follows:

	For the six months ended December 31,
	2013	2012	$ Change	% Change

Marketing and advertising	$123,145	$280,478	$(157,333)	-56.1%
Franchise sites	19,825	38,916	(19,091)	-49.1%
Radio advertising	102,163	77,256	24,907	32.2%
Location incentive payments	11,400	49,865	(38,465)	-77.1%
Promotion	27,159	67,066	(39,907)	-59.5%
Salaries, commissions and benefits	1,221,882	1,189,186	32,696	2.7%
Consulting	54,901	105,642	(50,741)	-48.0%
Professional fees	221,368	148,120	73,248	49.5%
Rent	73,403	64,745	8,658	13.4%
Travel	34,875	46,838	(11,963)	-25.5%
Consideration paid to former officer	191,000	-	191,000
Telecommunications	22,345	24,021	(1,676)	-7.0%
Other	189,729	214,443	(24,714)	-11.5%

	$2,293,195	$2,306,576	$(13,381)	-0.6%

We decreased our marketing budget in 2013 compared to the corresponding period in 2012.  The decrease came about from the discontinuation of the prior year’s programs that did not yield acceptable results.  We found that Internet marketing rates were increasing relative to the results obtained and, therefore, we cut back such marketing.  Expenses related to franchise sites decreased due to a refocus away from our advertising on sites containing many competing franchising offers in the healthy vending space.  Additionally, we curtailed location incentive payments and promotions resulting in lower expenses for those items during the six months ended December 31, 2013 as compared to the six months ended December 31, 2012.

Salaries, commissions and benefits increased primarily due to stock-based compensation expense of $185,727 in the six months ended December 31, 2013 and $0 in the comparable period in 2012. The increased stock based compensation was partially offset by lower costs resulting from decreases in staffing levels during the six months ended December 31, 2013 compared to the same period in 2012.  Decreases in consulting expense relates primarily to the termination of one consultant in early 2013.  Increases in professional fees relate to additional costs associated with the Acquisition that occurred during the three months ended September 30, 2013.

We also paid our former CEO $191,000 in connection with an indemnity agreement at the time of the Acquisition.

Provision for income taxes

Prior to the acquisition of Fresh Healthy Vending International, Inc. in an asset acquisition on July 19, 2013, we were a limited liability company and were treated as a partnership for income tax purposes.  We were not subject to federal income taxes.  Accordingly, all tax attributes derived from the operations of the limited liability company were passed through to its members and were reported on the members’ tax return.  There was no provision for federal income taxes included in our financial statements during the time we operated as a limited liability company.  Although we were not subject to federal income taxes, we incurred various state fees and taxes.  Income taxes of $8,367 and $8,018 incurred during the six months ended December 31, 2013 and 2012, respectively, represented state limited liability company fees for our wholly-owned subsidiary FHV LLC.

During the six months ended December 31, 2013 we incurred a net loss and operated as a C-corp for federal and state income tax purposes. As a C-corp, since the date of the Acquisition, we are now subject to federal and state income taxes at the prescribed statutory rates.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.  We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net income (loss)

Net loss was $745,867 during the six months ended December 31, 2013 versus net income of $649,248 for the six months ended December 31, 2012.   The increase in net loss, and reduction in net income, resulted from lower revenues, lower gross margin percentage and gross margin dollars, all partially offset by reductions in selling, general and administrative expenses.

Basic net loss per share during the six months ended December 31, 2013 was $0.03.  Earnings (loss) per share are not presented for the six months ended December 31, 2012 because we operated as a member-owned limited liability company during that quarter.

Liquidity and Capital Resources

For the three and six months ended December 31, 2013, we had a net losses totaling $503,887 and $745,867, respectively.  We had negative cash flows from operations totaling $794,000.  Our cash balance at December 31, 2013 was $448,777.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchisee rescissions in California as noted elsewhere herein (see Legal Proceedings). As of the filing date of this Form 10-Q, our Company has consumed a significant portion of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013.  To provide adequate liquidity for our continuing operations, we need to obtain additional capital in the form of either debt or equity (or a combination thereof) financing. Although management believes that it will be able to obtain such financing on terms acceptable to the Company, no assurance can be given that we will be successful in doing so.

Our current plans include capital expenditures for purchase of corporate owned and operated vending machines, including the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations pending our receipt of added capital.

On July 19, 2013 in connection with the Acquisition, we completed the sale of 2,235,951 shares of our common stock to 18 purchasers (“Stock Sale”) in exchange for gross proceeds of $1,000,000 and incurred offering costs of approximately $4,000.

Through December 31, 2012 we financed our operations through borrowings from Nicholas Yates who is the beneficial owner of our major stockholder.  Beginning April 2013 through June 19, 2013, we issued unsecured 12% short-term notes payable to four lenders in exchange for proceeds totaling $250,000.  The notes were unsecured, bore interest at 12% per annum and with the exception of notes repaid totaling $33,333 ($34,212 including accrued interest through the date of repayment), were exchanged for 552,418 shares of our common stock on July 19, 2013.

On July 19, 2013, we issued additional notes payable totaling $191,000 to three note holders.  The notes were converted into shares of our common stock as noted elsewhere herein.

At December 31, 2013 we had cash available of $448,777. Our current cash position may be insufficient to fund our planned capital expenditures and working capital and other cash requirements through December 31, 2014.

These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern.  Management has instituted plans which it expects will result in the generation of positive cash flows in the future (although there can be no assurance that this will be the result).  Included in those plans are changes in terms in franchise agreements, cost cutting measures and the possible raise of additional capital.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at December 31, 2013.

Critical Accounting Policies

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines to the franchisees.  We invoice franchisees in full at the time that we enter into contractual arrangements with them.  Payment terms vary but usually a significant portion of the contract’s cash consideration (typically 40%) is due at the time of signing, while remaining amounts outlined under the contract are due upon our locating the site for, delivery and installing of the vending machines.  There are no franchise fees charged beyond the initial first year franchise fees.  We receive ongoing royalty payments in the form of a percentage of franchisees’ revenues or gross margins on vending machine sales, as the case may be.

We recognize revenues and associated costs in connection with franchisees at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations remain unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations.  Amounts invoiced to franchisees for which we have not met these criteria for revenue recognition along with the related costs incurred therewith are accounted for as customer deposits and deferred revenues and deferred costs, respectively.  Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying statements of operations as agency sales, net. We recognize percentage fees as revenue when earned.  Advertising fees are recorded as a liability until marketing expenditures are incurred.

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, the Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises.  Additionally, if the Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. There are warranties extended by the machine manufacturer, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

The Company's management with the participation of the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, the Company's principal executive and financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In  March  2013, we entered into  a  settlement  agreement  (the “Settlement”) with  the  State of California  regarding allegations of inaccurate  and  incomplete  disclosures  in  our  2010  and  2011  Franchise Disclosure  Documents  (“FDD”).  As part  of  the Settlement, without admitting or denying the allegations presented, we agreed  to  amend  our FDD  to  include  fuller  disclosures  and  to  offer  our  California franchisees  the right  to rescind  their  franchise  agreements.  Any California  franchisee  that  accepted  the  offer  of rescission was entitled  to  a  refund  of  its  initial  franchise  fees  and  the  depreciated  market value  of  its  vending  machines.

We determined  that  13  franchisees  who  collectively purchased  172  vending machines  were  eligible  for  the  offer  of  rescission.  The total possible refunds due to all franchisees should they all accept the offers of rescission would have been approximately $718,000.  Based on the responses we received from the franchisees prior to the expiration of the last and final rescission offer on or about October 15, 2013, we estimated the liability for refunds to be paid to the franchisees (net of the estimated value of any goods to be received) was approximately $169,000.  At December 31, 2013 we had a remaining liability related to rescissions in California of $97,723.

We are also periodically contacted by other states’ regulators and in some cases have been required to respond to inquiries, make changes in our franchise disclosure documents, or make changes to our practices.  Management believes that the contacts from other states’ regulators have been administrative in nature and do not indicate the presence of a loss or probable potential loss.

Although we are subject to other litigation from time to time in the ordinary course of business, including claims from franchisees and employee liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business, financial position, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Current Report on Form 8-K/A filed on November 1, 2013, as amended on January 24, 2014, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2013, we completed the sale of 2,788,369 shares of our common stock to 18 purchasers (“Stock Sale”) in exchange for gross proceeds of approximately $1,210,000 consisting of $1,000,000 cash and the tendering of previously outstanding notes payable totaling $210,000.  We received $1,206,034, net of related costs in connection with the transaction.

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

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: February 14, 2014	By:	/s/ Alex Kennedy
Alex Kennedy, President Principal Executive Officer and Principal Financial Officer