Form 10-Q
period 2014-05-13
Fresh Healthy Vending International, Inc.
filed 2014-05-15
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-Q
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             [X] Yes  [  ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                 [X]  Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of May 15, 2014: 26,546,348

FRESH HEALTHY VENDING INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Three and Nine Months Ended March 31, 2014

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Consdensed Consolidated Balance Sheets - Unaudited
March 31, 2014 and June 30, 2013

	2014	2013

Assets
Current assets:
Cash	$528,538	$252,845
Accounts receivable, net	2,105,640	1,309,307
Deferred costs	436,610	779,878
Inventories	166,793	59,873
Prepaid expenses and other current assets	15,217	14,003

Total current assets	3,252,798	2,415,906

Property and equipment:
Cost	352,090	248,824

Less accumulated depreciation and amortization	(118,275)	(88,909)

	233,815	159,915

Deposits	40,452	24,315

Total assets	$3,527,065	$2,600,136

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$890,232	$606,564
Customer advances and deferred revenues	4,554,349	4,070,715
Franchisee refunds due	206,000	271,174
Provision for franchisee rescissions	76,223	345,000
Accrued personnel expenses	86,724	83,934
Notes payable	510,666	222,307
Amounts due to related parties	-	42,000
Deferred rent	28,328	37,403

Total current liabilities	6,352,522	5,679,097

Contingencies (Note 8)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 26,546,348 outstanding (7,711,199
at June 30, 2013)	26,546	-
Additional paid-in capital	1,654,020	-
Accumulated deficit	(4,506,023)	(3,078,961)

Total stockholders' deficit	(2,825,457)	(3,078,961)

Total liabilities and stockholders' deficit	$3,527,065	$2,600,136

See accompanying notes to the condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - Unaudited
For the three and nine months ended March 31, 2014 and 2013

	Three months		Nine months
	2014	2013	2014	2013

Revenues:
Vending machine sales, net	$928,821	$485,041	$3,647,486	$5,290,490
Franchise fees	76,000	29,500	207,500	370,500
Company owned machines	77,332	12,846	183,635	117,916
Agency sales (net)	34,820	33,219	71,444	95,145
Other	55,908	10,569	92,800	(50,293)

	1,172,881	571,175	4,202,865	5,823,758

Cost of revenues	570,942	363,376	2,024,302	2,036,183

Gross margin	601,939	207,799	2,178,563	3,787,575

Operating expenses:
Selling, general and administrative	1,277,698	1,108,197	3,562,147	4,030,707

Loss from operations	(675,759)	(900,398)	(1,383,584)	(243,132)

Other income (expense):
Interest expense	(5,436)	-	(7,420)	-
Accretion of discount on notes payable	-	-	(27,692)	-

Loss before provision for income taxes	(681,195)	(900,398)	(1,418,696)	(243,132)

Provision for income taxes	-	2,947	8,366	10,965

Net loss	$(681,195)	$(903,345)	$(1,427,062)	$(254,097)

Net loss per share - basic	$(0.03)		$(0.06)

Weighted average shares used in computing net loss
per share - basic	23,609,749		22,288,739

See accompanying notes to the condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited
For the nine months ended March 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(1,427,062)	$(254,097)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	42,186	36,162
Interest accretion on notes payable	27,692	-
Accrued interest on notes payable	4,962	-
Issuance of common stock to employee	54,500	-
Stock-based compensation	227,949	-
Provision for franchisee rescissions	(268,777)	-
Loss (gain) on sales of property and equipment	10,044	(35,355)
Deferred rent	(9,075)	(13,486)
Changes in operating assets and liabilities:
Accounts receivable	(796,333)	551,265
Deferred costs	343,268	(101,218)
Inventories	(106,920)	(5,125)
Prepaid expenses and other assets	(1,214)	(13,561)
Deposits	(16,137)	(3,066)
Accounts payable and accrued liabilities	283,668	262,438
Customer advances and deferred revenues	483,634	(420,020)
Accrued personnel expenses	2,790	(26,595)
Franchisee refunds due	(65,174)	(141,200)

Cash flows from operating activities	(1,209,999)	(163,858)

Cash flows from investing activities:
Purchases of property and equipment	(146,380)	(37,883)
Sales of property and equipment	20,250	78,074

Cash flows from investing activities	(126,130)	40,191

Cash flows from financing activities:
Amounts received from related parties	-	272,049
Proceeds from issuance of notes payable	692,000	-
Repayment of notes payable	(34,212)	-
Repayment of advances from related party	(42,000)	(52,606)
Proceeds from issuance of common stock	996,034	-
Member distributions	-	(40,002)

Cash flows from financing activities	1,611,822	179,441

Change in cash	275,693	55,774

Cash, beginning of period	252,845	229,189

Cash, end of period	$528,538	$284,963

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$902	$-
Income taxes	$11,790	$1,723

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable into common stock	$402,083	$-

See accompanying notes to the condensed consolidated financial statements.

Fresh Healthy Vending International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.            Organization and summary of significant accounting policies

Fresh Healthy Vending International, Inc. (formerly known as "Green 4 Media, Inc., and referred to herein collectively with its subsidiaries as "we", the "Company" or "our Company") operates through its wholly-owned subsidiary, Fresh Healthy Vending LLC, as a franchisor of healthy drinks and snack vending machines that features cashless payment devices and remote monitoring software. Our Company uses in-house location specialists that are responsible for securing locations for the franchisees and has a nationwide product distribution chain. We also operate our own machines.
The accompanying condensed consolidated financial statements as of March 31, 2014 and June 30, 2013 and for the three and nine months ended March 31, 2014 and 2013 include the accounts and operations of Fresh Healthy Vending, LLC ("FHV LLC").  The accompanying condensed consolidated financial statements also include the accounts and operations of Fresh Healthy Vending International, Inc. ("FHV International") from July 19, 2013 (the date of the acquisition described in Note 2, the "Acquisition") through March 31, 2014.

Basis of accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q.  Accordingly, these statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented.  The result of operations for any interim period are not necessarily indicative of results for the full year.

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

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that our Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the nine months ended March 31, 2014, our Company incurred a net loss of $1,427,062.  We also had an accumulated deficit of $4,506,023 as of March 31, 2014.  As part of the Acquisition (Note 2), our Company raised $996,034, net of costs, from the sale of common stock (see Note 4). At March 31, 2014 we had a cash balance of $528,538. Our current cash position may be insufficient to fund our combined capital expenditures, working capital and other cash requirements through March 31, 2015.

These factors, among others, raise substantial doubt about our Company's ability to continue as a going concern.  Management has instituted plans which it hopes will result in the generation of positive cash flows in the future (although there can be no assurance that this will be the result).  Included in those plans are changes in terms of franchise agreements, cost cutting measures and the possible raise of additional capital from the sale of our debt or equity securities, however, no assurance can be given that our Company can raise this additional capital on terms acceptable to our management or at all.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates

The preparation of our Company's financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues, costs and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Significant estimates include our provisions for bad debts and franchisee rescissions and it is at least reasonably possible that a change in the estimates will occur in the near term.

Fresh Healthy Vending International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines to our franchisees.  We invoice franchisees in full at the time that we enter into contractual arrangements with them.  Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40%) is due at the time of signing, while remaining amounts outlined under the contract are due upon our locating the site for, delivery and installing of the vending machines.  There are no franchise fees charged beyond the initial first year franchise fees.  We receive ongoing royalty payments in the form of a percentage of franchisees' revenues or gross margins on vending machine sales, as the case may be.

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

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular accounts receivable are deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts was approximately $46,500 and $40,000 at March 31, 2014 and June 30, 2013, respectively.

Inventories

Inventories consists of purchased food and beverages in Company owned vending machines and vending machines and vending machine parts held for resale and is valued at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment consists primarily of Company owned vending machines, computer and office equipment and software used in our operations.  Property and equipment is carried at cost and depreciated using the straight-line method over their estimated useful lives of the individual assets (generally five to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 totaled $16,000 and $11,349, respectively. For the nine months ended March 31, 2014 and 2013, depreciation and amortization was $42,186 and $36,162, respectively.

Fresh Healthy Vending International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets during the nine months ended March 31, 2014 and 2013.

Reclassifications

Certain prior period amounts have been reclassified to be consistent with the current period presentation.

Income taxes

As part of the preparation of our financial statements, we are required to estimate our Company's provision for income taxes.  This process involves estimating our current tax liabilities together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Management then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent believed that recovery is not likely, a valuation allowance is established.  Further, to the extent a valuation allowance is established and changes occur to this allowance in a financial accounting period, such changes are recognized in our tax provision in our statement of operations.  We use our judgment in making estimates to determine our provision for income taxes, deferred tax assets and liabilities and any valuation allowance are recorded against our net deferred tax assets.

There are various factors that may cause these tax assumptions to change in the near term, and we record a valuation allowance against our deferred tax assets when it is more likely than not that the assets will not be realized.  We recognize the benefit of an uncertain tax position taken or expected to be taken on our income tax returns if it is "more likely than not" that such tax position will be sustained based on its technical merits.

Prior to the Acquisition (Note 2), our Company was classified as a limited liability company for income tax purposes and therefore was not subject to federal and state corporate income taxes.  Accordingly there were no corporate federal or state income taxes for the three or nine months ended March 31, 2013 or a related provision. At the time of the Acquisition, we had accumulated net operating losses from prior periods.  Carry-forward of these net operating losses is expected to be substantially limited by Section 382 of the Internal Revenue Code ("IRC") as the Acquisition likely represented a change in control as defined by IRC.  Since the Acquisition, we incurred net operating losses for federal and state income tax purposes in both the three and nine months ended March 31, 2014.  We recorded a valuation allowance for all deferred tax assets arising from net operating losses as their future recognition is uncertain.

As of March 31, 2014, no reserves for uncertain tax positions were required to be recorded for any of our Company's open tax years.  Our Company is not subject to examination by U.S federal and state tax authorities for tax years prior to our inception in 2010.  Our Company's policy is to recognize interest and penalties on unrecognized tax liabilities in our provision for income taxes within the statements of operations.  We did not recognize any interest and penalties for the three or nine months ended March 31, 2014 and 2013.  We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax liabilities will change materially within 12 months subsequent to March 31, 2014.  As a result, no other income tax liability or expense has been recorded in the accompanying financial statements.

Fresh Healthy Vending International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive stock options excluded from earnings per share totaled 500,000 for the three and nine months ended March 31, 2014.

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

2.          Acquisition
From its founding in 2011 and through July 19, 2013, FHV International had only limited operations and was considered a development stage enterprise. On July 15, 2013, our Board of Directors approved an 11.67165 to 1 stock split for stockholders of record on July 19, 2013.  That stock split was in the form of a stock dividend of 10.67165 shares for each of 575,000 shares outstanding on the record date.
Additionally, on July 19, 2013 (the "Closing Date") we entered into a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the "Acquisition Agreement") with FHV Holdings Corp, a California corporation ("FHV-Cal") (the "FHV Acquisition").  Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,278 shares of FHV International's common stock (as adjusted for the Stock Split) to FHV-Cal (the "Acquisition Shares"), in exchange for all FHV-Cal's assets as of the Closing Date.  FHV-Cal's principal asset consisted of the operations and assets of FHV LLC.
In connection with the Acquisition Agreement, FHV International entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the "Indemnity Agreement") with our former Chief Executive Officer Daniel Duval providing for:
1.	The sale to Mr. Duval of the FHV International business existing on the date of the Indemnity Agreement (the "GEEM Business");
2.	The assumption by Mr. Duval of all liabilities of FHV International and the indemnification by Mr. Duval holding FHV International harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;
3.	The payment to Mr. Duval of $191,000 in cash; and
4.	The surrender by Mr. Duval of 1,000,000 shares (pre-split) of FHV International's common stock (all of which shares were subsequently caused to be cancelled prior to July 19, 2013).
We charged the cash paid to Mr. Duval in connection with the cancellation of his shares to selling, general and administrative expenses during the nine months ended March 31, 2014.
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

Fresh Healthy Vending International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
3.          Notes payable
Beginning April 2013 through June 19, 2013, FHV LLC issued notes payable to four entities or individuals in exchange for cash proceeds totaling $249,999.  The notes bore interest at 12% per annum and matured on the earlier of their being outstanding for 60 days, upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements).  Notes payable with a principal face value totaling $150,000 were issued with non-assignable rights to purchase any securities that our Company offered at 85% of the price offered to investors. Repayment was personally guaranteed by the beneficial shareholder of FHV-Cal, an officer of our Company.  On July 19, 2013, concurrent with the Acquisition, $210,000 of these notes payable were converted to 552,418 shares of FHV International's common stock, $34,212 of principal and accrued interest were repaid and $9,666 of principal and accrued interest remained outstanding at March 31, 2014.

On July 19, 2013, we issued notes payable totaling $191,000 to three note holders.  These notes were scheduled to mature 18 months from their date of issuance and bore interest of the rate of 3% per annum (payable semiannually).  The notes were convertible into shares of FHV International's common stock at the rate of $1.25 per share at the option of the holder and were subject to mandatory conversion if prior to the maturity date the reported trading price of the shares on their principal market closed at not less than $1.50 per share for seven trading days within any twenty consecutive trading days.  On September 26, 2013, the conditions required for the mandatory conversion of these notes were satisfied and the entire principal balance of the notes and related accrued interest totaling $1,082 were converted into 153,667 shares of FHV International's common stock at $1.25 per share.

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000.  The Initial Notes mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan.  The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights.

4.          Stockholders' deficit
In July 2013 in connection with the Acquisition, we completed the sale of 2,235,951 shares of FHV International's common stock to 18 purchasers ("Stock Sale") in exchange for gross proceeds of $1,000,000 cash and incurred offering costs of $3,966.

In February 2014, we issued 120,000 shares of our common stock to a former employee that vested at the rate of 10,000 shares per month.  Through March 31, 2014, 10,000 of those shares were vested and we recognized a charge to operations in connection with the stock grant valued at $54,500, based on a closing stock price of $5.45 at the time of the grant.  The former employee and our Company subsequently agreed that vesting for the remaining portion of the grant totaling 110,000 shares would be discontinued.

5.          Related party transactions

We had amounts due to a related party (a beneficial owner of our Company) of $42,000 at June 30, 2013 that was repaid during the nine months ended March 31, 2014.  All amounts due to related party were unsecured, non-interest bearing and due on demand.

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

Fresh Healthy Vending International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

7.          Stock-based compensation

During the nine months ended March 31, 2014, FHV International granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended March 31, 2014. During the nine months ended March 31, 2014, options issued were valued using the Black Scholes method assuming the following:

Expected volatility	88%
Dividend yield	-%
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $42,222 and $227,949 during the three and nine months ended March 31, 2014, respectively.

The following table summarizes the stock option activity for the three and nine months ended March 31, 2014:

	For the three months ended March 31, 2014		For the nine months ended March 31, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of period	1,835,000	$0.169	-	$-
Granted	-	-	1,985,000	0.169
Exercised	(1,235,000)	0.172	(1,285,000)	0.171
Forfeited	(100,000)	-	(200,000)	0.169

Outstanding at March 31, 2014	500,000	$0.169	500,000	$0.169

There was no stock option activity during the three and nine months ended March 31, 2013.

8.          Contingencies

In March 2013, we entered into a settlement agreement (the "Settlement") with the State of California regarding allegations of inaccurate and incomplete disclosures in our 2010 and 2011 Franchise Disclosure Documents ("FDD").  As part of the Settlement, without admitting or denying the allegations presented, we agreed to amend our FDD to include fuller disclosures and to offer our California franchisees the right to rescind their franchise agreements. Any California franchisee that accepted the offer of rescission was entitled to a refund of its initial franchise fees and the depreciated market value of its vending machines.

We determined that 13 franchisees who collectively purchased 172 vending machines were eligible for the offer of rescission.  The total possible refunds due to all franchisees should they all accept the offers of rescission would have been approximately $718,000.  Based on the responses we received from the franchisees prior to the expiration of the last and final rescission offer on or about October 15, 2013, we estimated the liability for refunds to be paid to the franchisees (net of the estimated value of any goods to be received) was approximately $169,000.  At March 31, 2014, we had a remaining liability related to rescissions in California of $76,223.

We are also periodically contacted by other states' regulators and in some cases have been required to respond to inquiries, make changes in our franchise disclosure documents, or make changes to our practices.  Management believes that the contacts from other states' regulators have been administrative in nature and do not indicate the presence of a loss or probable potential loss.
Although we are subject to other litigation from time to time in the ordinary course of business, including claims from franchisees and employee liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business, financial position, results of operations or cash flows.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by "we," "our" or "us"). These statements are often identified by the use of words such as "may," "strive," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2013, our Form 10-Q for the quarter ended September 30, 2013 and in our Current Report on Form 8-K, as amended, filed on July 25, 2013 with the Securities and Exchange Commission. We caution the reader to carefully consider such factors. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Special Note Regarding Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the "JOBS Act") was enacted on April 5, 2012.  We believe we qualify as what is described in the JOBS Act as an emerging growth company ("EGC").  An EGC is defined in the Securities Act and the Exchange Act as:
1.	An issuer with "total annual gross revenues" of less than $1 billion during its most recently completed fiscal year. The phrase "total annual gross revenues" means total revenues as presented on the income statement presentation under U.S. GAAP (or IFRS as issued by the IASB, if used as the basis of reporting by a foreign private issuer).
2.	An issuer who has not gone public more than five years ago.
3.	An issuer who has not issued more than $1 billion in debt or floated more than $700 million in stock.
At the time that we fail to qualify under these or any other requirements for classification as an EGC, we will no longer be able to avail ourselves of the advantages of EGC classification.  Under the JOBS Act, as an EGC we are subject to somewhat less stringent requirements under federal securities laws than a non-EGC company.  A non-exhaustive listing of reduced requirements include:
1.	EGC's are only required to report two years of financial results versus three years for non-EGC companies.
2.	Banks and underwriters may issue research reports prior to a public offering for EGC's.
3.	EGC's are exempt from certain disclosures dealing with executive compensation.
4.	EGC's are not required to have auditors attest to their internal controls.
The JOBS Act also allows our Company as an EGC to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.  Our Company has elected to opt out of this extended transition period for complying with new or revised accounting standards.

Overview and Description of Business
Discussions with respect to our Company's operations included herein refer to our operating subsidiary, Fresh Healthy Vending LLC ("FHV LLC").  Effective as of July 19, 2013 our Company through our wholly owned subsidiary FHV Acquisition Corp acquired all assets of FHV Holdings Corp ("FHV-Cal) which included FHV LLC in a transaction (the "Acquisition") accounted for as an asset acquisition.  With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV LLC.  Information with respect to our Company's operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the ten months ended June 30, 2013 filed on Form 10-K on September 27, 2013. As noted in our Current Report filed on Form 8-K on August 19, 2013, as amended on November 1, 2013, we changed our fiscal year end from August 31st to June 30th.
We are a public company listed under the symbol "GEEM" until September 19, 2013, at which time we began to trade under our current stock symbol "VEND."  On August 8, 2013, we changed our name to Fresh Healthy Vending International, Inc.

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

The Industry and the Overall Market
We are both a franchisor of vending machine operations and an operator of vending machines.  In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA's annual Franchise Business Economic Outlook report (compiled by HIS Global Insight).  This growth is expected to continue in 2013 at the rate of 1.4%.  The vending machine industry saw the total dollar volume in machine sales rise to $43 billion in 2011 (the last year reported by the Vending Times 2012 Census of the Industry) from $42.2 billion in 2010 (a 1.9% increase).

According to the report "A Roadmap for Simultaneously Developing the Supply and Demand for Energy Efficient Beverage Vending Machines," there are approximately 2.5 million food and beverage vending machines in the United States.  We have estimated that 35% of these vending machines are situated in locations that meet our Company's minimum demographic and foot-traffic requirements for placement.

Vending Technology
We have developed a fully compliant cash and cashless vending platform to readily monitor the locations of our franchisees' and our machines.  We help them and us to grow business with onsite and virtual management tools, including as an example, wireless remote monitoring telemetry software. Our vending standards are UL ("Underwriters Laboratories") recognized, among the highest in the industry.  This ensures food temperature compliance which includes auto-contingency processes should electrical or hardware malfunction.  These processes ensure that ambient air stays within specified parameters at all times. Our third-party cashless technology ensures the highest level of data and network compliance so that customers' information is kept secure at all times while ensuring complete transparency. As a result we generally handle little if any cash in the process. All transactions are managed by third parties that we believe to be reliable to ensure financial compliance with local and national laws and regulations.

Products
We provide a portfolio of fresh, organic and all-natural snacks and drinks. All products are available via our Company's exclusive E-commerce website and for franchisees only. We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  We generally deliver our products to the Franchisee within 2-5 business days of order.
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
•	We focus on healthier food included in school vending machines. Federal guidelines have been established that aim to counter youth obesity while improving student nutrition. Such rules work to discourage our competitors' fare to be marketed to schools. According to Ned Monroe, senior vice-president for government affairs for the National Automatic Merchandising Association, "There were fewer and fewer operators handling school accounts because it was a tough process to find products that met the patchwork of school guidelines." In fact, "the trade group estimates that just 10 percent of its vending operator members sell in schools now, down from about 25 percent a decade ago."
•	We outsource non-core functions to third-party vendors. Outsourced services include: machine manufacturing, transport, location set-up, maintenance, inventory, food management and ordering, payment processing, and cash management. This has historically given us added financial resources to invest in new services for Franchisees and in providing them with additional cost savings (such as cost of foods and beverages). By operating with a lean, low-cost administrative model, we focus on what we believe to be our operating strengths, namely marketing and selling new franchisees and implementing new ways to help them grow.

Our Principal Supplier
We purchase our vending machines from a sole supplier, Automated Merchandising Systems Inc. ("AMS").  We believe that our relationship with AMS is excellent and likely to continue.  In our view the loss of our relationship with AMS, should it occur, may result in short term disruptions not likely to be material because there are to our knowledge at least four other suppliers for our vending machines from which we can obtain comparable vending equipment.

Governmental Regulation
We are required to comply with regulations governing the sale of franchises – a major component of our business. Thirteen states directly regulate franchising and require pre-sale registration of a Franchise Disclosure Document ("FDD"), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 37 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission (FTC), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 13 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC's Franchise Rule does not require registration of an FDD with the FTC; however, a franchisor that fails to properly disclose its franchisee candidates in the 37 FTC states is subject to claims for breach of contract, fraud, damages, sanctions and the like.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenues

We had revenues of $1,172,881 for the three months ended March 31, 2014, compared to revenues of $571,175 for the three months ended March 31, 2013. This represented an increase of $601,706 or 105.3%.  Our revenues increased due largely due to a substantial increase in the number of machines installed that was partially offset by a lower price per machine than in the corresponding previous fiscal year.  The lower price per machine was due to an increased number of used machines sold, a trend we do not expect to repeat after the quarter ended June 30, 2014.  Overall orders received and installations (at which point our Company recognizes revenues) of machines were 177 and 101, respectively, during the three months ended March 31, 2014, compared to 120 and 52 for the corresponding three months ended March 31, 2013.

We have effected changes to our operations in order to restore our previous levels of revenues enjoyed in prior years in the hope that such changes will also position our Company for future growth in fiscal 2014 and beyond. Among the changes implemented or in the process of being implemented in the fiscal year ending June 30, 2014 are the following:
•	We restructured and increased the size of our franchise business development and locations procurement teams;
•	We re-launched our corporate website as a source for increased organic leads (our experience has organic leads to have a higher probability of becoming franchisees);
•	We re-built our online discovery portal for prospective franchisees, giving them a better understanding of franchising opportunities with our Company;
•	We raised approximately $1.7 million in debt and equity capital needed for general corporate purposes as well as the building of the infrastructure necessary to grow our corporate-owned machine model;
•	With the completion of our asset acquisition, we became a public company, allowing more transparency to franchisees and other potential business partners;
•	We launched our newly designed Healthy Vending machine with a 46 inch flat screen, allowing customers to be more fully informed about product choices at the point of purchase;
•	We have expanded our industry public relations initiatives and announcements in various print and other media to provide end customers and potential franchisees better awareness of the benefits of our product and franchisee offerings;
•	We began marketing to overseas master franchise license partners;
•	We built Fresh Healthy Vending Steps to Success – a new portal for franchisees that we believe may substantially increase their revenues and profitability;
•	We recruited a new Company Customer Relations Manager;
•	We established a 6% royalty on product sales for all new franchisees, allowing for an ongoing future revenue stream; and
•	We consolidated our facilities within one new location in San Diego to enhance productivity and reduce costs.

Cost of revenues

Cost of revenues was $570,942 during the three months ended March 31, 2014 compared to $363,376 during the three months ended March 31, 2013.  The increase was $207,566 or 57.1%, due to the sale of more machines and the cost of operating our corporate owned vending machines.

Gross margin

Gross margin for the three months ended March 31, 2014 was $601,939 compared to $207,799 for the corresponding period ending March 31, 2013, representing an increase of $394,140 or 189.7%.  Gross margin percentage during the three months ended March 31, 2014 was 51.3% compared to 36.4% for the corresponding period ended March 31, 2013.  The increase in gross margin percentage in 2014 from 2013 of 14.9% was due primarily to increased fixed cost leverage resulting from higher volumes of revenues in 2014 compared to 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 of $1,277,698 represent an increase of $169,501, or 15.3%, from the $1,108,197 in the three months ended March 31, 2013.  The major components of selling, general and administrative expenses were as follows:

	2014	2013	Change	% Change

Selling, general and administrative
Personnel compensation	$717,633	$504,970	$212,663	42.1%
Marketing and advertising	147,566	119,010	28,556	24.0%
Promotions	-	44,585	(44,585)	(100.0)%
Professional fees	134,766	285,686	(150,920)	(52.8)%
Insurance	31,403	35,611	(4,208)	(11.8)%
Travel	44,387	9,814	34,573	352.3%
Rent	34,679	34,522	157	0.5%
Depreciation	11,139	8,160	2,979	36.5%
Amortization	4,861	3,189	1,672	52.4%
Other	151,264	62,650	88,614	141.4%

	$1,277,698	$1,108,197	$169,501	15.3%

We incurred increased personnel compensation expenses due to additional higher compensated employees (including two officers employed during fiscal 2014 that were not employed in the previous fiscal year), consultants and substantially higher amounts paid for commissions on sales and machine locations.

Marketing and advertising were up 24% over the previous fiscal year due to the increased use of radio advertising that was somewhat offset by reductions in online advertising.  Promotions were down due to the elimination in the current quarter of free food given to franchisees.  Professional fees decreased primarily due to the hiring of individuals as employees who provided services to our Company as consultants in fiscal 2013.  Travel increased in connection with trade shows and increased marketing efforts of global franchises.

Provision for income taxes

Prior to the acquisition of Fresh Healthy Vending International, Inc. in an asset acquisition on July 19, 2013, we were a limited liability company and were treated as a partnership for income tax purposes.  We were not subject to federal income taxes.  Accordingly, all tax attributes derived from the operations of the limited liability company were passed through to its members and were reported on the members' tax return.  There was no provision for federal income taxes included in our financial statements during the time we operated as a limited liability company.  Although we were not subject to federal income taxes, we incurred various state fees and taxes.

During the three months ended March 31, 2014, we incurred a net loss and operated as a C-Corp for federal and state income tax purposes. Accordingly we are now subject to federal and state income taxes at the prescribed statutory rates.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.  We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net loss

Net loss was $681,195 during the three months ended March 31, 2014 versus net loss of $903,345 for the three months ended March 31, 2013.   The decrease in net loss resulted from higher revenues, higher gross margin percentage and gross margin dollars, only partially offset by increases in selling, general and administrative expenses.

Basic net loss per share during the three months ended March 31, 2014 was $0.03.  Earnings (loss) per share are not presented for the three months ended March 31, 2013 because we operated as a member-owned limited liability company during that quarter.

Nine months ended March 31, 2014 compared to the nine months ended March 31, 2013

Revenues

We had revenues of $4,202,865 for the nine months ended March 31, 2014, compared to revenues of $5,823,758 for the nine months ended March 31, 2013. This represented a decrease of $1,620,893 or 27.8%.  Our revenues decreased due largely to restrictions imposed on our Company with respect to the sales of franchises (and by extension machines) within California (and to a lesser degree Washington).  The restrictions imposed with respect to sales and grants within these jurisdictions is explained in more detail in the Legal Proceedings section of this filing.  Overall orders received and installations (at which point our Company recognizes revenues) of machines fell during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.  Other decreases in revenue resulted as we redirected significant resources away from franchise selling and toward the placement of Company-owned and operated machines.  Our Company's plans to restore our revenues to previous levels and above are discussed above.

Cost of revenues

Cost of revenues was $2,024,302 during the nine months ended March 31, 2014 compared to $2,036,183 during the nine months ended March 31, 2013.  The decrease was $11,881, or 0.6%.

Gross margin

Gross margin for the nine months ended March 31, 2014 was $2,178,563 compared to $3,787,575 for the corresponding period in 2013, representing a decrease of $1,609,012 or 42.5%.  Gross margin percentage during the nine months ended March 31, 2014 was 51.8% compared to 65.0% for the corresponding period in fiscal 2013.  The decrease in gross margin percentage in fiscal 2014 from 2013 of 13.2% was due primarily to lost fixed cost leverage resulting from lower volumes of revenues in fiscal 2014 and concessions given to franchisees.  Additionally, we incurred initial start-up costs to establish our Company-owned machine routes in Las Vegas, Nevada and Salt Lake City, Utah.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2014 of $3,562,147 represent a decrease of $468,560 or 11.6%, from the $4,030,707 in the nine months ended March 31, 2013.  The major components of selling, general and administrative expenses were as follows:

	2014	2013	Change	% Change

Selling, general and administrative
Personnel compensation	$1,915,163	$2,237,184	$(322,021)	(14.4)%
Marketing and advertising	371,529	549,449	(177,920)	(32.4)%
Promotions	18,631	141,520	(122,889)	(86.8)%
Professional fees	456,641	559,222	(102,581)	(18.3)%
Insurance	87,306	112,840	(25,534)	(22.6)%
Travel	79,262	68,473	10,789	15.8%
Rent	108,082	99,267	8,815	8.9%
Depreciation	29,249	26,697	2,552	9.6%
Amortization	12,937	9,465	3,472	36.7%
Other	483,347	226,590	256,757	113.3%

	$3,562,147	$4,030,707	$(468,560)	(11.6)%

Year to date, personnel compensation amounts were down 14.4% compared to the previous fiscal year ($322,021 or 14.4%).  The decrease was primarily due to reductions in commission paid that corresponded to substantially lower revenues year to date in fiscal 2014 compared to fiscal 2013.  Marketing and advertising reductions year to date reflect significantly less expenditures for online advertising, offset partially by increases in radio advertising.  Promotions decreased due to curtailing of food given to franchisees.  Professional fees are down due to less expenditures on attorneys and the conversion of one of our current officers from a consultant to an employee.  Insurance decreased due to purchasing efficiencies realized year to date in fiscal 2014 compared to fiscal 2013.

We also paid our former CEO $191,000 in July 2013 in connection with an indemnity agreement entered into at the time of the Acquisition. This charge will not recur in the future.

Provision for income taxes

See our previous discussion above concerning our Company's income tax situation.

Net loss

Net loss was $1,427,062 during the nine months ended March 31, 2014 versus a net loss of $254,097 for the nine months ended March 31, 2013.   The increase in net loss resulted from lower revenues, lower gross margin percentage and gross margin dollars, all partially offset by reductions in selling, general and administrative expenses.

Basic net loss per share during the nine months ended March 31, 2014 was $0.06.  Basic net loss per share was not presented for the nine months ended March 31, 2013 because we operated as a member-owned limited liability company during that quarter.

Liquidity and Capital Resources
For the three and nine months ended March 31, 2014, we had net losses totaling $681,195 and $1,427,062, respectively.  We had negative cash flows from operations totaling $1,209,999 for the nine months ended March 31, 2014.  Our cash balance at March 31, 2014 was $528,538.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchisee rescissions in California as noted elsewhere herein (see Legal Proceedings). As of the filing date of this Form 10-Q, our Company has consumed a significant portion of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the proceeds of notes payable received in February 2014.  To provide adequate liquidity for our continuing operations, we need to obtain additional capital in the form of either debt or equity (or a combination thereof) financing. Although management believes that it will be able to obtain such financing on terms acceptable to the Company, no assurance can be given that we will be successful in doing so.
Our current plans include capital expenditures for purchase of corporate owned and operated vending machines, including the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations pending our receipt of added capital.
On July 19, 2013 in connection with the Acquisition, we completed the sale of 2,235,951 shares of our common stock to 18 purchasers ("Stock Sale") in exchange for gross proceeds of $1,000,000 and incurred offering costs of $3,966.

Through March 2013, we primarily financed our operations through borrowings from Nicholas Yates who is the beneficial owner of our major stockholder.  Beginning April 2013 through June 19, 2013, we issued unsecured 12% short-term notes payable to four lenders in exchange for proceeds totaling $249,999.  The notes were unsecured, bore interest at 12% per annum and with the exception of notes repaid totaling $33,333 ($34,212 including accrued interest through the date of repayment), were exchanged for 552,418 shares of our common stock on July 19, 2013.

In July 2013, we issued additional notes payable totaling $191,000 to three note holders.  The notes were converted into shares of our common stock as noted elsewhere herein.  In February 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000.  The Initial Notes mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan.
Our current cash position may be insufficient to fund our planned capital expenditures and working capital and other cash requirements through March 31, 2015.

These factors, among others, raise substantial doubt about our Company's ability to continue as a going concern.  Management has instituted plans which it expects will result in the generation of positive cash flows in the future (although there can be no assurance that this will be the result).  Included in those plans are changes in terms in franchise agreements, cost cutting measures and the possible raise of additional capital.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off Balance Sheet Arrangements
We had no material off balance sheet arrangements at March 31, 2014.

Critical Accounting Policies
Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines to the franchisees.  We invoice franchisees in full at the time that we enter into contractual arrangements with them.  Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40%) is due at the time of signing, while remaining amounts outlined under the contract are due upon our locating the site for, delivery and installing of the vending machines.  We receive ongoing royalty payments in the form of a percentage of franchisees' revenues or gross margins on vending machine sales, as the case may be.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, the Company has and may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises.  Additionally, if the Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. There are warranties extended by the machine manufacturer, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 4.  Controls and Procedures
Our Company's management with the participation of our Company's principal executive and financial officer, has evaluated the effectiveness of our Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on this evaluation, our Company's principal executive and financial officer concluded that, as of the end of such period, our Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company's management, including our Company's principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
In March 2013, we entered into a settlement agreement (the "Settlement") with the State of California regarding allegations of inaccurate and incomplete disclosures in our 2010 and 2011 Franchise Disclosure Documents ("FDD").  As part of the Settlement, without admitting or denying the allegations presented, we agreed to amend our FDD to include fuller disclosures and to offer our California franchisees the right to rescind their franchise agreements. Any California franchisee that accepted the offer of rescission was entitled to a refund of its initial franchise fees and the depreciated market value of its vending machines.

We determined that 13 franchisees who collectively purchased 172 vending machines were eligible for the offer of rescission.  The total possible refunds due to all franchisees should they all accept the offers of rescission would have been approximately $718,000.  Based on the responses we received from the franchisees prior to the expiration of the last and final rescission offer on or about October 15, 2013, we estimated the liability for refunds to be paid to the franchisees (net of the estimated value of any goods to be received) was approximately $169,000.  At March 31, 2014, we had a remaining liability related to rescissions in California of $76,223.

We are also periodically contacted by other states' regulators and in some cases have been required to respond to inquiries, make changes in our franchise disclosure documents, or make changes to our practices.  Management believes that the contacts from other states' regulators have been administrative in nature and do not indicate the presence of a loss or probable potential loss.
Although we are subject to other litigation from time to time in the ordinary course of business, including claims from franchisees and employee liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business, financial position, results of operations or cash flows.
Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, "Risk Factors" in our Current Report on Form 8-K/A filed on November 1, 2013, as amended on January 24, 2014, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2013, we completed the sale of 2,788,369 shares of our common stock to 18 purchasers ("Stock Sale") in exchange for gross proceeds of approximately $1,210,000 consisting of $1,000,000 cash and the tendering of previously outstanding notes payable totaling $210,000.  We received $1,206,034, net of related costs in connection with the transaction.
On July 19, 2013, we issued notes payable totaling $191,000 to three note holders.  These notes were scheduled to mature 18 months from their date of issuance, bore interest of the rate of 3% per annum (payable semiannually) and were repayable by our Company prior to their maturity.  The notes were convertible into shares of our common stock at the rate of $1.25 per share at the option of the holder and were subject to mandatory conversion if prior to the maturity date the reported trading price of the shares on their principal market shall close at not less than $1.50 per share for seven trading days within any twenty consecutive trading days.  On September 26, 2013, the conditions required for a mandatory conversion of these notes were satisfied and the entire principal balance of the Notes and related accrued interest totaling $1,082 were automatically converted into 153,667 shares of our Company's common stock at $1.25 per share.

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

Item 4.  Mine Safety Disclosures

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

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: May 15, 2014	By:	/s/ Alex Kennedy
Alex Kennedy, President Principal Executive Officer and Principal Financial Officer