Form 10-K
period 2014-06-30
Fresh Healthy Vending International, Inc.
filed 2014-09-29
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 333-177305
FRESH HEALTHY VENDING INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2511250
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3605 Scranton Road, Suite 801
San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

858-210-4200
(Issuer's telephone number, including area code)

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned  issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer  ☐                                                                            Accelerated filer    ☐Non-accelerated filer    ☐ (1)  Smaller reporting company    ☒
(1)  Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity on December 31, 2013 held by non-affiliates of the registrant (based on the stock's not having traded through that date) was $19,697,551. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiaries) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At September 26, 2014, there were 26,598,290 shares outstanding of the issuer's common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FRESH HEALTHY VENDING INTERNATIONAL, INC.
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2014

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain statements relating to future results of Fresh Healthy Vending International, Inc. (including certain projections and business trends) that are "forward-looking statements." Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission ("SEC") filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1 - Business
As used in this annual report, the terms "we", "us", "our", "Fresh Healthy Vending", and the "Company" means Fresh Healthy Vending International, Inc., a Nevada corporation, its wholly-owned subsidiary Fresh Healthy Vending LLC, a California limited liability corporation or their management. Also as used in this annual report, the term "FHV LLC" refers to Fresh Healthy Vending LLC.

Business
We are a Franchise Development Company and operator of Company-owned vending machines that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic vending destinations. We and our franchisees operate over 2,300 vending machines primarily offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico. Our obligations to each franchisee include securing locations for the healthy vending machines they purchase. We offer thousands of healthy food and beverage vending products via an exclusive eCommerce platform and we train each franchisee at our San Diego headquarters.  We provide dedicated account management and ongoing customer service to our franchisees.

History

On July 15, 2013, our Board of Directors approved a stock split ("Stock Split") in the form of a stock dividend to holders of 575,000 shares of our common stock as of July 19, 2013 (common stock shares were subsequently reduced by cancellation of 11,671,713 shares of our common stock).  Each recipient of the stock dividend received 10.67165 additional shares of common stock for every share of common stock held.  All share numbers shown herein retroactively reflect the effects of the Stock Split for all periods herein presented.

On July 19, 2013 (the "Closing Date") our wholly owned subsidiary FHV Acquisition Corp. completed a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the "Acquisition Agreement") with FHV Holdings Corp, a California corporation ("FHV Cal") (the "FHV Acquisition").  Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,298 shares of our Company's common stock (as adjusted for the Stock Split) to FHV Cal, in exchange for all FHV Cal's assets as of the Closing Date.  FHV Cal's principal asset consists of the operations and assets of Fresh Healthy Vending LLC, a California limited liability company.  FHV Cal has informed our Company that the shares of our Company's common stock described herein were distributed to the sole shareholder of FHV Cal, a trust operated for the benefit of and controlled by Nicholas Yates.
On July 19, 2013, we completed the sale of 2,235,951 shares of our common stock to 18 purchasers ("Stock Sale") in exchange for gross proceeds totaling $1,000,000 (approximately $996,000 net of estimated related costs in connection with the transaction).  In addition, on July 19, 2013, we converted $210,000 of convertible notes payable into 552,418 shares of common stock.
In connection with the Acquisition Agreement, we entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the "Indemnity Agreement") with our former Chief Executive Officer Daniel Duval providing for:
1.	The sale to Mr. Duval of our business existing on the date of the Indemnity Agreement (the "GEEM Business");
2.	The assumption by Mr. Duval of all liabilities of our Company and the indemnification by Mr. Duval holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;
3.	The payment to Mr. Duval of $191,000 in cash; and
4.	The surrender by Mr. Duval of 11,671,713 shares of our Company's common stock (all of which shares were cancelled by our Company).

At the Closing Date subsequent to the transactions described above (and giving effect to the Stock Split), we had approximately 25,147,866 shares of common stock outstanding.

We are a public company listed under the symbol "VEND."  We were incorporated in the State of Nevada on June 8, 2011 as Green 4 Media, Inc. Prior to July 19, 2013; we were an eco-marketing and advertising company ("GEEM Business").  On July 22, 2013, we entered into the Indemnity Agreement and in connection with that agreement we transferred the GEEM Business to our former Chief Executive Officer.  Effective August 8, 2013, we changed the name of our Company from Green 4 Media, Inc. to Fresh Healthy Vending International, Inc.  On September 18, 2013, Financial Industry Regulatory Authority, Inc. ("FINRA") advised our Company that it had received the necessary documentation to announce our name/symbol change to Fresh Healthy Vending International, Inc.  This corporate action took effect at the open of business on September 19, 2013.

FHV LLC was formed as a limited liability company in California in 2010, as a franchisor of healthy drinks and snack vending machines.  Including the operating history of YoNaturals, whose assets were contributed to FHV LLC in August 2010, we have a combined seven year operating history in vending machines providing food and beverages.

The Industry and the Overall Market
We are both a franchisor of vending machine operations and an operator of vending machines.  In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA's annual Franchise Business Economic Outlook report (compiled by HIS Global Insight).  According to the International Franchise Association, the number of franchise establishments in the United States is expected to increase by 1.7% in 2014, ahead of the 2013 pace of 1.4%.  The vending machine industry saw the total dollar volume in machine sales rise to $43.3 billion in 2012 from $43.0 billion in 2011.

According to the report "A Roadmap for Simultaneously Developing the Supply and Demand for Energy Efficient Beverage Vending Machines," there are approximately 2.5 million food and beverage vending machines in the United States.  We have estimated that 35% of these vending machines are situated in locations that meet our Company's minimum demographic and foot-traffic requirements for placement.

Vending Technology
We have developed a cash and cashless vending platform to readily monitor the sales of our franchisees' and our machines.  We help our franchisees to grow their business with onsite and virtual management tools, including as an example, wireless remote monitoring telemetry software. Our vending standards are UL ("Underwriters Laboratories") recognized, which we believe are among the highest standards in the industry.  This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless technology provides the highest level of data and network compliance while ensuring complete transparency. As a result, we generally handle little if any cash in the process. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

Products
We primarily provide a portfolio of fresh, organic and all-natural snacks and drinks. Most products are available via our Company's exclusive ecommerce website. We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  Our suppliers generally deliver products to our franchisees on a weekly basis and charge a fee of $35.

During the year ended June 30, 2014, the Company introduced its newest product offering in a micro market kiosk. The micro market is a self-checkout kiosk that contains a similar portfolio of fresh, organic and all-natural snacks and drinks. The micro market also provides fresh full meal options such as salads, sandwiches, and wraps. The micro market is designed for implementation in corporate environments.

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
•	We focus on healthier food included in school and other health-conscious vending locations. Federal guidelines have been established that aim to counter youth obesity while improving student nutrition, such rules work to discourage our competitors' fare to be marketed to schools. According to Ned Monroe, senior vice-president for government affairs for the National Automatic Merchandising Association, "There were fewer and fewer operators handling school accounts because it was a tough process to find products that met the patchwork of school guidelines." In fact, "the trade group estimates that just 10 percent of its vending operator members sell in schools now, down from about 25 percent a decade ago."
•	We outsource non-core functions to third-party vendors. Outsourced services include: machine manufacturing, transport, location set-up, maintenance, inventory, food management and ordering, payment processing, and cash management. This has historically allowed us to focus more of our financial resources to investing in new services.

International operations
During the year ended June 30, 2014, the Company decided to pursue international expansion of its operations. In connection with our intended expansion, we elected to engage a consulting firm in order to retain a master franchisee. Although the Company initially signed a Letter of Intent ("LOI") with a master franchisee in Australia, we determined that it was in the Company's best interest to terminate the LOI. Furthermore, we decided to manage the international expansion ourselves and therefore, terminated the agreement with the consulting firm as well.   The Company is currently evaluating its on-going strategy for international operations.

Our Principal Suppliers
The Company currently purchases substantially all of its vending machines as needed from a sole supplier, Automated Merchandising Systems Inc. ("AMS"), or its designated distributor.  We believe that our relationship with AMS is excellent, and likely to continue.  In our view, the loss of our relationship with AMS, should it occur, may result in short term disruptions not likely to be material. The Company has identified at least four other suppliers with comparable vending equipment.

Additionally, primarily on behalf of our franchisees, the Company has negotiated discounts with a product distribution chain, United Natural Foods, Inc. ("UNFI"). We believe that our relationship with UNFI is excellent, and likely to continue. In our view, the loss of our relationship with UNFI, should it occur, may result in short-term disruptions not likely to be material. The Company has identified several other suppliers that stock the same or comparable products. Furthermore, our franchisees are able to purchase directly from UNFI, however, without our negotiated discount.

Governmental Regulation
We are required to comply with regulations governing the sale of franchises – the primary component of our business. Thirteen states directly regulate franchising and require pre-sale registration of a Franchise Disclosure Document ("FDD"), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 37 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission ("FTC"), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 13 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC's Franchise Rule does not require registration of an FDD with the FTC; however, a franchisor that fails to properly disclose its franchisee candidates in the 37 FTC states is subject to claims for breach of contract, fraud, damages, sanctions and the like.
Our Employees
Including FHV LLC with whom we merged in July 2013, we had approximately 16 full-time employees as of June 30, 2014 and 28 contracted positions.  None of our employees are subject to collective bargaining agreements.

Seasonality
We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Item 1A – Risk Factors
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
The vending machine industry in which we operate is highly competitive and increased competition could reduce our sales and profitability. We compete in different markets within the vending machine industry on the basis of the uniqueness of our product offerings, the quality of our products, customer service, price and distribution.  Our markets are highly competitive.  Our competitors vary in size and many may have greater financial and marketing resources than we do.  If we cannot maintain quality and pricing that are comparable or superior to our competitors, we may not be able to grow our revenues and operating profits and may lose market share.  Competitive conditions could result in our experiencing reduced revenues, gross margins and operating results and could cause an investor in our Company to lose a substantial amount or all of their investment in our Company.
Defects, failures or security breaches in and inadequate upgrades of, or changes to, our vending machines and its accompanying software could harm our business.  The operation of our business depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.  Further, certain aspects of the operating systems relating to our business are provided by third parties, including telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third parties over whom we may have limited control.  In addition, our micro markets are open and unlocked displays with a self-checkout feature and, although we intend micro markets to be located in secure environments, such as corporate break rooms and teachers' lounges, there is no guarantee that products from micro markets will be consumed without customers utilizing the self-checkout feature.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.  In the process of making sales using consumer credit cards or other cashless options as a method of payment, we may handle and transfer such information as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers' personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal and/or regulatory requirements and industry standards for data security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal and/or regulatory requirements and industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.  Our business has in the past been, and may in the future continue to be, party to regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, or delay or inhibit the sale of new franchises and additional vending machines and the results, including the magnitude, of lawsuits, actions, settlements, decisions, and regulatory investigations and delays may remain unknown for substantial periods of time.  The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert our management's time.  In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services, such as foodborne illness claims related to perishable foods sold in our micro markets. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations. For further description of certain material legal proceedings, please see Item 3 "Legal Proceedings" below.

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
Franchisees may not have access to the financial or management resources that they need to launch and maintain routes and vending machines contemplated by their agreements with us or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons.  Franchisees may not be able to negotiate or retain acceptable lease terms, including location royalties, for the sites, obtain the necessary permits and government approvals or meet opening schedules. Any of these problems could slow our growth and reduce our franchise revenues.
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
Changes in economic conditions could materially affect our ability to maintain or increase sales at our existing franchisees or secure new franchisees. The vending industry depends on consumer discretionary spending.  The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers discretionary spending. Economic conditions may remain volatile and may continue to depress consumer confidence and discretionary spending for the near term. Negative economic conditions might cause consumers to make changes to their discretionary spending behavior, including spending currently made in our or our franchisees' vending machines. If such sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales and this could materially adversely affect our business, financial condition or results of operations.
Any interruption in delivery from our only vending machine supplier could impair our ability to sell our products and generate revenues. We currently depend on a sole supplier, AMS or their authorized distributors, for the production and delivery of our primary vending machines.  We issue purchase orders for equipment as needed and neither we, nor AMS is obligated to minimum purchases or deliveries in the future.  We are aware of four other suppliers that could fulfill our equipment requirements; however, any interruption in the distribution from our sole supplier could affect our ability to add new franchisees and satisfy our commitments with existing franchisees.  If any interruption described herein takes place, it could have a material adverse impact on our revenues and results of operations until a replacement supplier is obtained.

Any interruption in delivery from our only vending machine supplier could impair our ability to sell our products and generate revenues. We currently depend on a sole supplier, AMS or their authorized distributors, for the production and delivery of our primary vending machines.  We issue purchase orders for equipment as needed and neither we, nor AMS is obligated to minimum purchases or deliveries in the future.  We are aware of four other suppliers that could fulfill our equipment requirements; however, any interruption in the distribution from our sole supplier could affect our ability to add new franchisees and satisfy our commitments with existing franchisees.  If any interruption described herein takes place, it could have a material adverse impact on our revenues and results of operations until a replacement supplier is obtained.

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
Failure to receive frequent deliveries of the foods and beverages we offer could harm our operations.  Our ability to maintain ours and our franchisees' machines depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, which is especially significant with regard to micro market perishable product offerings, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time that could increase our expenses and cause shortages of food and other items that are expected to be stocked within our vending machines. If that were to happen, affected routes could experience significant reductions in sales during the shortage or thereafter, if customers change their purchasing habits as a result. Our focus on a limited menu of fresh and healthy offerings within our vending machines would make the consequences of a shortage of one or key popular items more severe. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

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
New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.  Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer, or impact the manner or types of micro market perishable products we can offer. The success of our vending operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our food and beverage offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain offered items, which may adversely affect the attractiveness of our food and beverage offerings to customers on those routes. To the extent we are unwilling or unable to respond with appropriate changes to our food and beverage offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition or results of operations.
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
We have been under the scrutiny of state regulators overseeing franchising and could be subject to sanctions, costly litigation and requirements to refund amounts received for franchises sold in the past. We entered into a settlement agreement with the State of California Department of Business Oversight in March 2013 (the "Settlement") regarding disclosures that were alleged to be inaccurate and incomplete in our 2010 and 2011 Franchise Disclosure Documents ("FDD").   As part of the Settlement, we agreed to amend our FDD to include more comprehensive disclosures and to offer our California franchisees the right to rescind their franchise agreements.  Of the 13 franchisees who were offered rescission, nine declined the offer.  We rescinded four of these franchisees' agreement and refunded them their initial franchise fees and the depreciated market value of their vending machines.   In April 2014, the State of California Department of Business Oversight issued a stop order prohibiting us from selling franchises in California until February 2016. We subsequently exercised our right to a hearing in this matter.  In June 2014, we received an inquiry from the DBO related to the sale of 15 franchises that occurred between March 2014 and May 2014.   We are seeking to resolve these issues with the DBO. We have also been contacted by other states' regulators and in some cases have been required to respond to inquiries, make changes to our practices and/or pay amounts either to franchisees or to the states themselves.  See "Legal Proceedings" below.

If we are required to refund additional amounts in excess of those that we have forecast, suffer substantial non-forecasted fines or other franchise offering restrictions from state regulators, are subject to expensive litigation or agree to enter into costly settlement agreements in order to discharge liabilities as a result of past business practices, we may be unable to marshal the resources to satisfy such obligations.  This would adversely affect our business, financial condition and results of operations and an investor could suffer the loss of a substantial portion or all of his investment.

FINANCIAL RISKS
If we cannot maintain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the years ended June 30, 2014 and 2013. Returning to profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in reestablishing profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. Although we do have certain arrangements in place for additional funds, if needed, those funds may not be available on favorable terms, or at all (see discussion of $1.5 million Financing Agreement below). Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.
Our financial statements have been prepared assuming that the Company will continue as a going concern. We suffered a net loss for the years ended June 30, 2014 and 2013 and we had limited working capital on hand. Should we continue to experience net losses and should we lack sufficient working capital, this could raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan and an investor could suffer the loss of a significant portion or all of his investment in our Company.
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

Our net operating loss ("NOL") carry-forward is limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of FHV-Cal, future utilization of the NOL will be severely limited.  Our inability to use our Company's historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

CORPORATE AND OTHER RISKS
Our executive officers, directors and principal stockholders beneficially own or control over 63% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, our principal stockholder together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company.  Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Our Chief Executive Officer and Chief Financial Officer have no prior experience as an  Officer of a public company.  To serve in the role of a Chief Executive Officer for a public company, an individual needs to be aware of responsibilities in addition to those shouldered by the leader of a private company.  Among such additional responsibilities, the Chief Executive Officer must be able to communicate fairly and effectively with the stakeholders of a public company, be aware of the controls required to be maintained by a public company and act in accordance with the legal requirements incumbent upon such a leader.  Our Chief Executive Officer's lack of such experience could increase the danger that we fail to carry out these additional responsibilities effectively and thus materially prejudice our Company and shareholders' financial interests.

We appointed our single independent member of our board of directors in September 2013 and we do not have an Audit Committee.  We have two management members and one independent member of our Board of Directors.  Independent directors can act as a check on management and can advise and guide management on corporate actions and in good corporate governance practices.  With our lack of multiple independent Board members, our management could make subjective decisions without the benefit of more measured independent guidance.  An independent Audit Committee can assure procedural and administrative adherence to internal controls over transactions, financial reporting and the audit process.  Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who may question a company's accounting policies and procedures.  With our lack of an Audit Committee at this time, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders.

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

As a result of the acquisition, our operations will incur increased costs of being a public company.  In reviewing our past operations and future prospects, investors should recognize that we will incur significant legal, accounting and other expenses that we did not incur as a private company, particularly if we are no longer an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the U.S. Securities and Exchange Commission, or SEC, and the Nasdaq Global Select Market regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we will be required to adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements.

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

CAPITAL MARKET RISKS

No active trading market has developed following the acquisition transaction with FHV-Cal so you may be unable to sell at or near ask prices or at all if you need or otherwise desire to sell your shares in our Company. We have had limited market trading activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. While we are listed for trading on OTC Markets, the trading volume that can develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered high risk, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our company.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including "short" sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.  As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the "penny stock" rules, unless we otherwise qualify for an exemption from the "penny stock" definition. The "penny stock" rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Stockholders should be aware that, according to Securities and Exchange Commission ("SEC") Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or on the NYSE MKT LLC, formerly known as the American Stock Exchange ("AMEX") in the future, we cannot assure you that we will be able to meet the initial qualitative or quantitative listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the AMEX or another trading venue, our common stock will continue to trade on OTC Markets or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors.  Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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
Item 1B – Unresolved Staff Comments
As of September 29, 2014, we have outstanding unresolved Staff comments with regard to our Amendment 3 to Current Report on Form 8-K filed May 29, 2014, and our Forms 10-Q for the periods ended September 30, 2013, December 31, 2013 and March 31, 2014.

Item 2 –Properties
The Company leases corporate facilities (the "Facility Leases") in San Diego aggregating 5,973 square feet. Our corporate offices are located at 9605 Scranton Road, Suite 801, San Diego, California 92121. This Facility Leases is for a term of 63 months and commenced in May 2010.  The current monthly rental payment including utilities and operating expenses for the facility is approximately $11,460. We believe this facility is in good condition and adequate to meet our current and anticipated requirements over the next 12 months.

Item 3 – Legal Proceedings
In Re: California Corporations Commissioner v Fresh Healthy Vending LLC, California Department of Corporations, File No. 993-6326

In March 2013, we entered into a Settlement Agreement with the State of California, Department of Corporations (now known as the California Department of Business Oversight (the "DBO") regarding allegations of inaccurate and incomplete disclosures in our 2010 and 2011 franchise disclosure documents.  Without admitting or denying the allegations, we agreed to the entry of an order that, among other things, required us to desist and refrain from making material misrepresentations or omissions in franchise registration applications filed with the DBO and extend a one-time offer of rescission (refund of initial fees and repurchase of Vending Machines at depreciated value) to all of our franchisees in California.  Of the 13 franchisees offered rescission, nine declined the offer, two accepted and two filed lawsuits against us seeking rescission, both of which were subsequently settled.

In February 2014 the DBO delivered a "Notice of Intention to Issue Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application" alleging that we had sold three franchises in California during August and September 2012 when we were not registered to do so.  We offered rescission to the three franchisees; two accepted and one declined.

We estimated the total liability for refunds to be paid in connection with the offers of rescission described above (net of the estimated value of any goods to be received) was approximately $169,000. At June 30, 2014, we had a remaining liability related to rescissions in California of approximately $76,000.

On April 2, 2014 the DBO issued a "First Amended Statement of Issues in Support of Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application" (the "Stop Order").  The Stop Order prohibits us from selling franchises in California until February 28, 2016, or until further order of the Commissioner. In June 2014, we received an inquiry from the DBO related to the sale of 15 franchises that occurred between March 2014 and May 2014.  FHV is currently seeking to resolve the issue with the DBO, although we cannot predict when or how it will be resolved.  Although it is reasonably possible that this action could result in additional offers of rescission, fines, penalties or other costs, management does not believe such losses would have a material adverse effect on FHV's financial position or results of operations.

Periodically, we are contacted by other state franchise regulatory authorities and in some cases have been required to respond to inquiries, or make changes to our franchise disclosure documents or franchise offer and sale practices.  Management believes these communications from state regulators and corresponding changes in our franchise disclosure documents and practices are administrative in nature and do not indicate the presence of a loss or probable potential loss.

Seaga Manufacturing, Inc. ("Plaintiff") v. Fresh Healthy Vending, LLC, a California limited liability company ("Defendant"), Case No. 2014-L178; Circuit Court of the 17th Judicial Circuit, County of Winnebago, State of Illinois.

In June 2014, Plaintiff filed a complaint alleging that Defendant had breached its agreement with Plaintiff by failing to purchase certain minimum quantities of automatic merchandising equipment and related parts.  The complaint seeks damages in the amount of $3.3 million.  In September 2014, Defendant's filed an answer, affirmative defenses and counterclaims and intends to vigorously defend this action. Although it is too early for management to make an assessment of this claim, we do not believe that the ultimate resolution will have a material adverse position on the Company's financial position or results of operations.

The Company is also subject to normal and routine litigation and other legal actions by current or former franchisees, employees, and vendors.  We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.  An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events.  The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures.  The amount of ultimate loss may differ from these estimates.  Although we currently believe that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible they could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

Item 4 – Mine Safety Disclosures

Not applicable.
Part II
Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades publicly on the OTCQB under the symbol "VEND."  The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCQB securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  On September 24, 2014, the closing price of our common stock as reported on the OTCQB was $1.43 per share.  Our stock began trading on the OTCQB under the symbol "GEEM" on August 26, 2013 and was later changed to "VEND" on September 19, 2013.

Holders of Record

As of September 26, 2014, 26,598,290 shares of our common stock were issued and outstanding, and held by approximately 33 stockholders of record.

Transfer Agent and Registrar
Our common shares are issued in registered form. VStock, LLC, 18 Lafayette Place, Woodmere, NY 11598. Telephone: (212) 828-8436 is the registrar and transfer agent for our common shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of September 16, 2014, with respect to compensation plans under which our common stock is authorized for issuance.

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the "2013 Plan").  The 2013 Plan was approved by a majority of our shareholders (as determined by share holdings) on September 4, 2013.  The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 2,600,000 shares of the common stock of our Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2013 Plan	444,448	$.165	815,000

Item 6 – Selected Consolidated Financial Data
Disclosure not required as a result of our Company's status as a smaller reporting company.
Item 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements that involve risks and uncertainties. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission ("SEC") filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Our MD&A consists of the following sections:

•	Overview – a general description of our business and fiscal 2014 highlights.
•	Results of operations.
•	Liquidity and capital resources.
•	Discussion of critical accounting estimates.
•	Off balance sheet arrangements.
•	New accounting pronouncements.

Overview
Historical discussions with respect to our Company's operations included herein refer to our operations for the years ended June 30, 2014 and 2013.  Effective as of July 19, 2013 our Company acquired all assets of FHV Cal which included FHV LLC in a transaction accounted for as a reverse acquisition (see History above and Note 2 to the consolidated financial statements).  With the sale of the GEEM Business under the Indemnity Agreement effective July 22, 2013, our continuing operations are those of FHV LLC.  Forward looking information and discussion with respect to our Company's operations subsequent to the FHV Acquisition is also included herein.

We have effected changes to our operations in order to restore our previous levels of revenues enjoyed in prior years in the hope that such changes will also position our Company for future growth in fiscal 2015 and beyond. Among the changes implemented or in the process of being implemented in the fiscal year ending June 30, 2014 were the following:

•	We re-launched our corporate website as a source for increased organic leads (our experience has organic leads to have a higher probability of becoming franchisees);
•	We launched the first prototype micro market kiosks in the San Diego marketplace;
•	We restructured and increased the size of our franchise business development and locations procurement teams;
•	We re-built our online discovery portal for prospective franchisees, giving them a better understanding of franchising opportunities with our Company;
•	We raised approximately $1.7 million in debt and equity capital needed for general corporate purposes as well as the building of the infrastructure necessary to grow our corporate-owned machine model;
•	With the completion of our asset acquisition, we became a public company, allowing more transparency to franchisees and other potential business partners;
•	We launched our newly designed Healthy Vending machine with a 46 inch flat screen, allowing customers to be more fully informed about product choices at the point of purchase;
•	We have expanded our industry public relations initiatives and announcements in various print and other media to provide end customers and potential franchisees better awareness of the benefits of our product and franchisee offerings;
•	We began marketing to overseas master franchise license partners;
•	We built Fresh Healthy Vending Steps to Success – a new portal for franchisees that we believe may substantially increase their revenues and profitability;
•	We recruited a new Company Customer Relations Manager;
•	We established a 6% royalty on product sales for all new franchisees, allowing for an ongoing future revenue stream; and
•	We consolidated our facilities within one new location in San Diego to enhance productivity and reduce costs.

Results of Operations

Revenues

We had revenues of $5,258,027 for the year ended June 30, 2014, compared to revenues of $7,081,408 for the year ended June 30, 2013. This represented a decrease in revenues of $1,823,381 or 25.7%. This decrease was a result of overall orders and installations (at which point our Company recognizes revenue) of machines declining during the year ended June 30, 2014 as compared to the year ended June 30, 2013. As a result of the decrease in orders and installations, franchise fees also decreased $141,000 from fiscal 2013 to fiscal 2014. This total revenue decrease was partially offset by an increase in revenues from Company owned machines and other revenues aggregating $299,642 in fiscal 2014 as compared to $144,870 in fiscal 2013, representing an increase in $154,772.

The decrease in revenues was partially a result of restrictions imposed on the Company with respect to sales of franchises (and by extension machines) within California (and to a lesser degree Washington). These restrictions are more fully explained in the Legal Proceedings section of this filing. Additionally, the decrease in revenue resulted as we redirected significant resources away from franchise selling and toward the placement of Company-owned and operated machines. Furthermore, we dedicated a significant amount of resources towards the launch of our new Micro Market kiosk. Our Company's plans to restore our revenues to previous levels and above are discussed above.
Cost of revenues
Cost of revenues was $2,539,297 during the year ended June 30, 2014 as compared to $3,239,040 during the year ended June 30, 2013. This represents a decrease of $699,743 or 21.6%.
Gross margin
Gross margin for the year ended June 30, 2014 was $2,718,730 compared to $3,842,368 for the year ended June 30, 2013, representing a decrease of $1,123,638 or 29.2%. Gross margin percentage was 51.7% and 54.3% for the years ended June 30, 2014 and 2013, respectively. The decrease in gross margin percentage of 2.6% in fiscal 2014 from 2013 was due primarily to lost fixed-cost leverage resulting from lower volumes of revenues in fiscal 2014 and concessions given to franchisees. Additionally, we incurred initial start-up costs to establish our Company-owned machine routes in Las Vegas, Nevada and Salt Lake City, Utah.
Operating expenses
Personnel compensation increased $771,354 to $2,894,606 in fiscal 2014 as compared to $2,123,252 in fiscal 2013, representing an increase of 36.3%. The increase was primarily due to additional personnel in conjunction with being a public entity, offset by reductions in commissions paid that corresponded to a decrease in revenues in fiscal 2014 compared to fiscal 2013. Additionally, the Company incurred compensation expense of $270,766 in 2014 compared to $0 in 2013, in connection with the grant of stock options. Furthermore, we paid our former CEO $191,000 in fiscal 2014 in connection with an indemnity agreement entered into at the time of the Acquisition. This charge will not recur in the future. Marketing reductions of $355,822 reflect significantly less expenditures for online advertising, offset partially by an increase in radio advertising. Professional fees increased $55,525 to $752,687 in fiscal 2014 compared to $697,162 in fiscal 2013. The increase was primarily attributable to additional legal fees associated with franchise regulatory matters (see Legal above), offset by the conversion of one of our current officers from a consultant to an employee. Insurance decreased to $112,716 in fiscal 2014 from $140,142 in fiscal 2013,  due to the realization of  purchasing efficiencies in fiscal 2014. Other expenses increased $204,127 to $527,626 in fiscal 2014 compared to $323,499 in fiscal 2013. The largest items attributable to the increase are related to expenses associated with being a public company.

Provision for income taxes

Prior to the Acquisition, we were a limited liability company and were treated as a partnership for income tax purposes.  Consequently, we were not subject to federal income taxes.  Accordingly, all tax attributes derived from the operations of the limited liability company were passed through to its members and were reported on the members' tax return.  There was no provision for federal income taxes included in our financial statements during the time we operated as a limited liability company.  Although we were not subject to federal income taxes, we incurred various state fees and taxes.

During the year ended June 30, 2014, we incurred a net loss and operated as a C-Corp for federal and state income tax purposes. Accordingly we are now subject to federal and state income taxes at the prescribed statutory rates.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.  We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net loss

Our net loss was $2,428,851 for the year ended June 30, 2014 compared to a net loss of $643,641 for the year ended June 30, 2013. The increase in net loss resulted from lower orders and installations of machines, lower gross margin dollars and percentage, as well as a slight increase in operating expenses.

Basic and diluted net loss per share during the year ended June 30, 2014 was $.10. Basic net loss per share was not presented for the year ended June 30, 2013 because we operated as a member-owned limited liability company during that year.

Liquidity and Capital Resources
For the year ended June 30, 2014 the Company had a net loss of $2,428,851. We had negative cash flows from operations totaling $1,065,563. Our cash balance at June 30, 2014 was $607,288. Since the date of the closing of the Acquisition, our orders and installations of machines were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated our ongoing operations. Also, we used cash on hand to retire liabilities associated with the franchisee rescissions in California (see Legal above). To provide adequate liquidity for our continuing operations, we need to obtain additional capital in the form of either debt or equity (or a combination thereof) financing. Although management believes that it will be able to obtain such financing on terms acceptable to the Company, no assurance can be given that we will be successful in doing so.
Our current plans include capital expenditures for the purchase of corporate-owned and operated vending machines and micro market kiosks.  This also includes the option to repurchase machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations pending our receipt of added capital.
On July 19, 2013 in connection with the Acquisition, we completed the sale of 2,235,951 shares of our common stock to 18 purchasers in exchange for gross proceeds of $1,000,000 and incurred offering costs of $3,966.

Through March 2013, we primarily financed our operations through borrowings from Nicholas Yates who is the beneficial owner of our major stockholder.  Beginning April 2013 through June 19, 2013, we issued unsecured 12% short-term notes payable in exchange for proceeds totaling $249,999.  The notes were unsecured, bore interest at 12% per annum and with the exception of notes repaid totaling $33,333, including accrued interest through the date of repayment, were exchanged for 552,418 shares of our common stock on July 19, 2013.

In July 2013, we issued additional notes payable totaling $191,000.  The notes were converted into 153,659 shares of our common stock as noted elsewhere herein.  In February 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000.  The Initial Notes mature on February 24, 2015 and bear simple interest at a rate of 12% per annum, paid monthly over the term of the loan. The balance of notes payable outstanding was $507,666 at June 30, 2014.

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company can borrow up to $1.5 million through the issuance of convertible secured debt. The principal terms of the Financing Agreement are as follows:

•	The Financing Agreement provides for the Company to borrow up to $1.5 million in tranches of $150,000 each;
•	The first tranche of $150,000 was issued in conjunction with the closing and is to be used to acquire and put into service 25 Company-owned micro markets;
•	All subsequent tranches shall be in the amount of $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service;
•	The Financing Agreement, and related notes payable, is due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.
•	Interest on the borrowings are at a rate of 10% per annum, and are payable quarterly. In the event that the Company elects to extend the maturity date of a tranche, then the interest rate increases to 12% per annum;
•	The lender may at his discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28.
•	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.
•	Borrowings under the Financing Agreement are secured by the Company-owned micro markets.
Additionally, on September 23, 2014, the holders of the Company's Initial Notes have extended the maturity date from February 15, 2015 to March 15, 2016.

Critical Accounting Estimates
We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company's financial condition and results, and that require management's most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1 to our consolidated financial statements.
Revenue recognition — Our primary revenue generating transactions come from the sale of franchises and vending machines to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We receive ongoing fees and royalty payments in the form of annual advertising fees and a percentage of either franchisees' revenues or gross margins on vending machine sales.

We recognize revenues and associated costs in connection with franchisees at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying consolidated statements of operations as agency sales, net. We recognize royalty fees as revenue when earned.  Advertising fees are recorded as a liability until marketing expenditures are incurred.

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2014 the Company's provision for franchisee rescissions and refunds totaled $530,923. There are warranties extended by the machine manufacturer, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

Franchise contracts —  We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of vending machines plus franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are due upon our locating the sites for the vending machines.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $66,581 at June 30, 2014.

Share-based Compensation — We offer share-based compensation plans to attract, retain and motivate key officers, non-employee directors and employees to work toward the financial success of the Company. Share-based compensation cost for our stock option grants is estimated at the grant date based on the award's fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Legal Accruals — The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts, as we deem appropriate. Because lawsuits are inherently unpredictable, and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgment about future events. As a result, the amount of ultimate loss may differ from those estimates.
Income Taxes — We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits, effective rates for state and local income taxes and the tax deductibility of certain other items. We adjust our effective income tax rate as additional information on outcomes or events becomes available. Our estimates are based on the best available information at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Off Balance Sheet Arrangements
None

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the  U.S. ("GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2018.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Disclosure not required as a result of our Company's status as a smaller reporting company.
Item 8 – Financial Statements and Supplementary Data – Included on page F-1 within this Annual Report on Form 10-K.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 6, 2013 (the "Engagement Date"), our Company engaged PKF Certified Public Accountants, a Professional Corporation  ("PKF"), as our new independent registered public accounting firm.  The engagement of PKF was approved by our Company's Board of Directors on August 6, 2013.  During the years ended August 31, 2012 and 2011 and through the Engagement Date, we did not consult with PKF regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by PKF, in either case where written or oral advice provided by PKF would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2014.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10K, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not deemed effective in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure (see below for further discussion).

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("GAAP"). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") - 1992.

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2014. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014. Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992"). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2014. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers' Certifications
Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
Item 9B – Other Information

None

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our current officers and directors, as well as certain information about them, are set forth below:
Name	Age	Position

Alex Kennedy	44	Chief Executive Officer, Chief Financial Officer, Director
Nicholas Yates	39	Vice President Corporate Operations, Director
Steven Finley	50	Director

Alex Kennedy is our Chief Executive Officer and a member of our Board of Directors.  She has been the Chief Executive Officer of FHV LLC (our wholly-owned subsidiary) since February 2013.  Ms. Kennedy served as our Vice President of Franchise Development from December 2011 to February 2013.  From April 2010 to December 2011, Ms. Kennedy served as our Franchise Development Manager.  From September 2007 to April 2010, Ms. Kennedy was the President of Business Development for YoNaturals, Inc. in San Diego, California. From October 2004 to the present, Ms. Kennedy was self-employed as a Realtor in San Diego, California. Ms. Kennedy also served on the Arbitration Board for the North County San Diego Association of Realtors from 2007 to 2011 in San Diego, California.

Nicholas Yates has been our Chairman of the Board of Directors and our Vice President of Operations, as well as the Vice President of Corporate Operations of FHV LLC since July 2013, responsible for the development of FHV LLC’s company-owned businesses.  From July 2011 to July 2013, Mr. Yates provided consulting services to the Chief Executive Officer of FHV LLC in San Diego, California and, prior to that time, from April 2006 to May 2010, Mr. Yates was the General Manager for FHV Cal.  In January 2014, FHV Cal was dissolved and its shares of the Company’s common stock were distributed to a trust of which Mr. Yates is the principal beneficiary.  On March 30, 2007, Mr. Yates filed a Debtor’s Petition with the Insolvency and Trustee Service in Australia to declare himself bankrupt in that country.

Mr. Finley has been a member of our Company's Board of Directors since September 2013.  Mr. Finley graduated with a degree in Physiology from Southern Illinois University at Carbondale in 1987.  Mr. Finley was a major league baseball player for 19 years from 1989 through 2007 winning five gold gloves, appearing in two All-Star games and winning a World Series with the Arizona Diamondbacks in 2001.  Throughout his career Mr. Finley was known for his physical fitness programs which enabled him to play until his retirement in 2007 at age 42.   Since late 2009 until the present Mr. Finley  has been working on business development with Apheta (a company providing advance planning services for high net worth individuals and athletes) and GS Levine Insurance services (a property/casualty and commercial insurance agency).
Effective October 1, 2014, Ms. Kennedy is resigning from her position as the Chief Executive Officer and Chief Financial Officer of the Company to become the Director of Franchise Development at FHV LLC, and Arthur S. Budman will be appointed as our Chief Executive Officer and Chief Financial Officer. From May 19, 2014 to September 30 2014, he oversaw our financial and accounting departments in a consultancy capacity. Mr. Budman has been a Managing Partner of Ameritege Technology Partners, a boutique private equity firm, located in San Diego California, since February 2002. Mr. Budman has been a principal at Rudy Biscuit, Inc. in Buena Park, California, an overstock merchandise liquidation business, since March 2011.  Effective on the same date, Mr. Yates is resigning his position as Vice President of Corporate Operations of FHV LLC.

In evaluating director nominees, we principally consider the following among other business and personal factors:

•	The appropriate size of the Board;
•	Our needs with respect to the particular talents and experience of our directors;
•	The knowledge, skills and experience of nominees;
•	Experience with accounting rules and practices; and
•	The nominees' other commitments.

Our goal is to assemble a Board of Directors that brings our Company a variety of perspectives and skills derived from high quality business, professional and personal experience.  Personal integrity is a necessary requirement for every member of our Board.

There are no family relationships among any of our officers or directors.  No non-independent director is compensated for his or her service on our Board of Directors.  Mr. Finley is paid an annual retainer of $12,000, payable $1,000 per month. In addition, he receives $250 for each meeting attended, and $150 for each telephonic meeting or written action of the Board in which he participates and/or signs.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish to us copies of all Section 16(a) reports they file.

The Company's Officers and Directors have properly filed beneficial holdings reports as required under Section 16a of the SEC.

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
							Change in
							Pension
							Value and
							Non-Qualified
						Non-equity	Deferred
				Stock	Option	Incentive	Compensation	All Other
		Salary	Bonus	Awards	Awards	Comp	Earnings	Comp.	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)	($)	($)(3)	($)

Nicholas Yates	2014	190,000	24,626	-	90,750	-	-	4,994	310,370
Director, Vice President, Operations.	2013	173,864	-	-	-	-	-	2,082	175,946

Alex Kennedy (4)(5)	2014	136,731	80,114	-	33,000	-	-	3,323	253,168
Director, President/Chief Executive Officer, Chief Financial Officer and Treasurer.	2013	25,966	134,253	-	-	-	-	-	160,219

Mark Cole (4)	2014	107,916	-	54,500	-	-	-	-	162,416
Chief Financial Officer	2013	-	-	-	-	-	-	-	-

Jonathan Shultz (5)	2014	47,335	-	-	-	-	-	-	47,335
Chief Financial Officer	2013	-	-	-	-	-	-	-	-

Steve Finley (6)	2014	9,000	-	-	82,500	-	-	-	91,500
Independent Director	2013	-	-	-	-	-	-	-	-

Daniel Duval (7)	2014	191,000	-	-	-	-	-	-	191,000
Former Director (resigned July 19, 2013). President/Chief Executive Officer, Chief Financial Officer and Treasurer from June 9, 2011 to July 19, 2013.	2013	7,500	-	-	-	-	-	-	7,500

Cheryl Jackson	2014	-	-	-	-	-	-	-	-
Secretary and a Director from September 1, 2011 to July 19, 2013.	2013	-	-	-	-	-	-	-	-

(1)	The amounts in this column are the fair value of stock awards.
(2)	The amounts in this column are the annual fair values of stock option grants in accordance with ASC 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to the consolidated financial statements.
(3)	The amounts in this column are for Company provided health benefits.
(4)	Mr. Cole was appointed the Company's CFO on February 18, 2014 and resigned his position on April 30, 2014. Upon his resignation, Ms. Kennedy assumed the CFO role. Included in Mr. Cole's salary was approximately $71,458 related to consulting fees.
(5)	Mr. Shultz was appointed the Company's CFO on July 19, 2013 and resigned on August 4, 2013. Upon his resignation, Ms. Kennedy assumed the CFO role. Included in Mr. Shultz's salary was approximately $40,085 related to consulting fees.
(6)	Mr. Finley is paid $1,000 per month in connection with his role as an independent director of the Company.
(7)	Mr. Duval was paid $191,000 in fiscal 2014 in connection with his indemnity agreement as more fully described in Note 2 to the consolidated financial statements.

Grants of Stock Awards
During the year ended June 30, 2014, Mr. Yates was granted options to purchase 500,000 shares of common stock at $.1815 per share, representing 110% of the then fair value of the options at the time of grant. The options are exercisable immediately. Also during the year ended June 30, 2014, Ms. Kennedy was granted options to purchase 200,000 shares of common stock at $.165 per share, representing the then fair value of the options at the time of grant. The options are exercisable immediately. Furthermore, during the year ended June 30, 2014, Mr. Finley was granted non-qualified options to purchase 500,000 shares of common stock at $.165 per share, representing the then fair value of the options at the time of grant. The options vest ratably over a three year period and expire five years from the date of grant.

Option Exercises and Stock Vested
During the year ended June 30, 2014, Mr. Yates and Ms. Kennedy exercised 500,000 and 200,000 options to purchase common stock, respectively.
Outstanding Equity Awards at Fiscal Year End
At June 30, 2014, Mr. Finley held 500,000 options to purchase common stock, of which 125,000 were exercisable at $.165 per share.
Compensation of Directors
On September 4, 2013, the Company appointed Steve Finley as an independent member to its Board of Directors. In connection with Mr. Finley's appointment, he was granted non-qualified stock options to purchase 500,000 shares of the Company's common stock at $.165 per share, the then current value of the stock. The options vest ratably over a three year period and expire five years from the date of grant. Additionally, Mr. Finley is paid $1,000 per month for Board services. During the year ended June 30, 2014, Mr. Finley was paid $9,000 in connection with his Board appointment.
Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS
The following table sets forth, as of September 24, 2014, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.  The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on the number of shares outstanding after giving effect to: (i) the Stock Split (ii) cancellation of the shares delivered to the Company pursuant to the Business Transfer and Indemnity Agreement, (iii) 15,648,298 shares issued in connection with the acquisition of assets from FHV Cal (iv) sale of 2,235,951 shares effective July 19, 2013 in a private placement of our securities (v) conversion of notes payable into 706,077 shares of common stock (vi) exercise of stock options and (vii) grant of stock to an employee.
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class Beneficially Owned (2)
Officers and directors
Alex Kennedy, Chief Executive Officer, Chief Financial Officer, Director	200,000	*	%
Nicholas Yates, Vice President Corporate Operations, Director (3)	16,198,298		60.9%
Steven Finley, Director (4)	194,444	*	%
Cheryl Jackson, Former Director	-		- %
Daniel Duval, Former Director	-		- %

All directors, former directors and executive officers as a group (5 persons)	16,592,742		62.4%
*Represents less than 1% of the outstanding shares.
(1)	Unless otherwise noted, the address is c/o Fresh Healthy Vending International, Inc. 9605 Scranton Road, Suite 801, San Diego California 92121.
(2)	Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by 26,598,290 shares, deemed to be the total shares of common stock outstanding as of the date of this table.
(3)	15,648,298 shares are owned by a trust of which Mr. Yates is the principal beneficiary, 500,000 shares are owned by Mr. Yates personally and 50,000 shares are owned by the spouse of Mr. Yates.
(4)	Amounts represent the vested portion of 138,892 shares eligible to be purchased within sixty days of September 24, 2014, under an option to purchase common stock granted to Mr. Finley, as well as 50,922 shares of common stock held by Mr. Finley in connection with the cashless exercise of 55,552 options to purchase common stock.

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
The following includes a summary of transactions occurring since July 19, 2013, in which we were or are a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above).  This summary also includes transactions of FHV LLC, a legal entity acquired in connection with the FHV Acquisition since July 1, 2012.  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.
•	In connection with the Acquisition Agreement, we entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the "Indemnity Agreement") with our former Chief Executive Officer Daniel Duval providing for: (1) the sale to Mr. Duval of our business existing on the date of the Indemnity Agreement (the "GEEM Business"); (2) the assumption by Mr. Duval of all liabilities of our Company and the indemnification by Mr. Duval holding our Company harmless for any and all liabilities arising at or before the date of the Indemnity Agreement; (3) the payment to Mr. Duval of $191,000 in cash; and (4) the surrender by Mr. Duval of 11,671,713 shares of our Company's common stock (all of which were cancelled by our Company).
•	One of FHV Holdings' (the parent company to FHV LLC prior the Acquisition) owners became an employee of our Company in July 2013 (the "Employee"). During the year ended June 30, 2013, $173,864 owed by the Employee (or by entities under the control of the Employee) was charged to consulting expense. We owed $42,000 to the Employee at June 30, 2013, which was paid off in full during the year ended June 30, 2014.
Review, approval or ratification of transactions with related persons
We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.
ITEM 14 – Principal Accounting Fees and Services
The aggregate fees billed for the years ended June 30, 2014 and 2013, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year ended June 30, 2014	Year ended June 30, 2013

Audit fees (1)	$88,955	$71,000
Audit related fees (2)	2,862	-
Tax fees (3)	20,600	10,550
All other fees (4)	-	-
	$112,417	$81,550

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under "Audit fees."

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

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

ITEM 15 – Exhibits, Financials Statements and Schedules
(a)            Financial Statements
Filed at the end of this Annual Report are the audited financial statements of Fresh Healthy Vending International, Inc. for the years ended June 30, 2014 and 2013.
(d) Exhibits
Exhibit No.	Description

21.1	List of subsidiaries
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: September 29, 2014
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

Signature	Title	Date
/s/ ALEX KENNEDY Alex Kennedy	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	September 29, 2014
/s/ NICHOLAS YATES Nicholas Yates	Vice President Corporate Operations, Director	September 29, 2014
/s/ STEVEN FINLEY Steven Finley	Director	September 29, 2014

INDEX TO FINANCIAL STATEMENTS
Fresh Healthy Vending International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of
Fresh Healthy Vending International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Fresh Healthy Vending International, Inc. and subsidiaries as of June 30, 2014, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2014. Fresh Healthy Vending International, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Healthy Vending International, Inc. and subsidiaries as of June 30, 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/PKF
San Diego, California	PKF
September 29, 2014	Certified Public Accountants
A Professional Corporation

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2014

Assets
Current assets:
Cash	$607,288
Accounts receivable, net	2,022,317
Deferred costs	738,522
Inventories	182,162
Prepaid expenses and other current assets	17,570

Total current assets	3,567,859

Property and equipment, at cost:
Vending equipment	171,745
Computer hardware and software	127,694
Furniture and fixtures	36,241
Vehicle	15,597
Leasehold improvements	63,500

414,777

Less accumulated depreciation and amortization	(135,326)

279,451

Deposits	40,067

Total assets	$3,887,377

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,034,112
Customer advances and deferred revenues	5,456,969
Provision for franchisee rescissions and refunds	530,923
Accrued personnel expenses	122,714
Notes payable	507,666
Deferred rent	19,422

Total current liabilities	7,671,806

Commitments and contingencies (Notes 6 and 10)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-
Common stock; $0.001 par value; 100 million shares
authorized; 26,546,348 outstanding at June 30, 2014	26,546
Additional paid-in capital	1,696,837
Accumulated deficit	(5,507,812)

Total stockholders' deficit	(3,784,429)

Total liabilities and stockholders' deficit	$3,887,377

See accompanying notes to the consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended June 30, 2014 and 2013

	2014	2013
Revenues:
Vending machine sales, net	$4,592,970	$6,421,548
Franchise fees	277,000	418,000
Company owned machines	207,731	134,911
Agency sales (net)	88,415	96,990
Other	91,911	9,959

	5,258,027	7,081,408

Cost of revenues	2,539,297	3,239,040

Gross margin	2,718,730	3,842,368

Operating expenses:
Personnel	2,894,606	2,123,252
Marketing	610,950	966,772
Professional fees	752,687	697,162
Insurance	112,716	140,142
Rent	137,242	139,315
Depreciation and amortization	59,236	46,620
Other	527,626	323,499

	5,095,063	4,436,762

Loss from operations	(2,376,333)	(594,394)

Other income (expense):
Interest expense	(22,426)	(3,000)
Accretion of discount on notes payable	(27,692)	(44,647)

	(50,118)	(47,647)

Loss before provision for income taxes	(2,426,451)	(642,041)

Provision for income tax	2,400	1,600

Net loss	$(2,428,851)	$(643,641)

Net loss per share - basic and diluted	$(0.10)

Weighted average shares used in computing net
loss per share - basic and diluted	23,447,814

See accompanying notes to the consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended June 30, 2014 and 2013

	Common	Common	Additional	Accumulated	Total Stockholders'
	Shares	Stock	Paid-in Capital	Deficit	Deficit

Balance at June 30, 2012 - Fresh Healthy Vending LLC	-	$-	$-	$(2,467,659)	$(2,467,659)
Value of options issued in connection
with notes payable (Note 7)	-	-	-	72,339	72,339
Member distributions (Note 8)	-	-	-	(40,000)	(40,000)
Net loss	-	-	-	(643,641)	(643,641)
Balance at June 30, 2013 - Fresh Healthy Vending LLC	-	-	-	(3,078,961)	(3,078,961)

Outstanding equity prior to reorganization
on July 19, 2013 (Notes 2 and 8) - Green 4 Media	18,382,912	18,383	(18,383)	-	-
Cancellation of common shares (Note 2)	(11,671,713)	(11,672)	11,672	-	-
Issuance of common stock for
purchase of assets (Notes 2 and 8)	15,648,298	15,648	(15,648)	-	-
Issuance of common stock for cash (Note 8)	2,235,951	2,236	993,798	-	996,034
Conversion of notes payable to common stock
on July 19, 2013 (Notes 7 and 8)	552,418	552	209,448	-	210,000
Conversion of notes payable to common stock
on September 26, 2013 (Notes 7 and 8)	153,659	154	191,929	-	192,083
Issuance of common stock to employee (Note 8)	10,000	10	54,490	-	54,500
Stock-based compensation (Note 9)	-	-	270,766	-	270,766
Exercise of stock options ( Note 9)	1,234,823	1,235	(1,235)	-	-
Net loss	-	-	-	(2,428,851)	(2,428,851)
Balance at June 30, 2014	26,546,348	$26,546	$1,696,837	$(5,507,812)	$(3,784,429)

See accompanying notes to the consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended June 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(2,428,851)	$(643,641)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	59,236	46,620
Interest accretion on notes payable	27,692	44,647
Accrued interest on notes payable	4,962	-
Issuance of common stock to employee	54,500	-
Stock-based compensation	270,766	-
Loss (gain) on sales of property and equipment	10,044	(36,346)
Deferred rent	(17,981)	(17,982)
Bad debt expense	26,581	40,000
Changes in operating assets and liabilities:
Accounts receivable	(739,591)	1,109,940
Deferred costs	41,356	(131,597)
Inventories	(122,289)	(811)
Prepaid expenses and other assets	(3,567)	(7,708)
Deposits	(15,752)	(11,773)
Accounts payable and accrued liabilities	427,548	386,207
Customer advances and deferred revenues	1,386,254	(1,059,575)
Provision for franchisee rescissions and refunds	(85,251)	(154,710)
Accrued personnel expenses	38,780	17,352
Cash flows used in operating activities	(1,065,563)	(419,377)

Cash flows from investing activities:
Purchases of property and equipment	(211,316)	(35,059)
Proceeds from sales of property and equipment	22,500	66,650
Cash flows (used in) provided by investing activities	(188,816)	31,591

Cash flows from financing activities:
Amounts received from related parties	-	298,864
Repayments of advances from related party	(42,000)	(97,421)
Proceeds from issuance of notes payable	692,000	249,999
Repayment of notes payable	(37,212)	-
Proceeds from issuance of common stock	996,034	-
Member distributions	-	(40,000)
Cash flows provided by financing activities	1,608,822	411,442

Change in cash	354,443	23,656

Cash, beginning of year	252,845	229,189

Cash, end of year	$607,288	$252,845

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$10,322	-
Income taxes	$-	$800

Supplemental disclosure of non-cash investing
and financing activities:
Conversion of notes payable into common stock	$402,083	-

See accompanying notes to the consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.   Organization and description of business

Fresh Healthy Vending International, Inc. (formerly known as "Green 4 Media, Inc., and referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "FHV International" ) operates through its wholly-owned subsidiary, Fresh Healthy Vending LLC ("FHV LLC"), as a franchisor of healthy drinks and snack vending machines that features cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for the franchisees; additionally, the Company has negotiated discounts with a product distribution chain. The Company also operates its own machines.

Basis of accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, FHV LLC, The Fresh and Healthy Vending Corporation, and FHV Acquisition, Corp.  All significant intercompany accounts and transactions are eliminated.

Use of estimates

The preparation of our Company's financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues, costs and expenses during the reporting period.  Actual results could differ significantly from those estimates. Significant estimates include our provisions for bad debts, franchisee rescissions and the valuation allowance on deferred income tax assets. It is at least reasonably possible that a change in the estimates will occur in the near term.

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We receive ongoing fees and royalty payments in the form of annual advertising fees and a percentage of either franchisees' revenues or gross margins on vending machine sales.

We recognize revenues and associated costs in connection with franchisees at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying consolidated statements of operations as agency sales, net. We recognize royalty fees as revenue when earned.  Advertising fees are recorded as a liability until marketing expenditures are incurred.

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2014 the Company's provision for franchisee rescissions and refunds totaled $530,923. There are warranties extended by the machine manufacturer, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

Franchise contracts

We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of vending machines plus franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are due upon our locating the sites for the vending machines.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  We had no cash equivalents at June 30, 2014.  We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At June 30, 2014, bank balances exceeding federally insured limits totaled $360,804.  We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $66,581 at June 30, 2014.

Inventories

Inventories consist of vending machines held for sale, purchased food and beverages in Company owned vending machines and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment consists primarily of Company owned vending machines, computer and office equipment and software used in our operations.  Property and equipment is carried at cost and depreciated using the straight-line method over their estimated useful lives of the individual assets (generally five to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the years ended June 30, 2014 and 2013 totaled $59,236 and $46,620, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets for the years ended June 30, 2014 and 2013, respectively.

Deferred rent

We entered into an operating lease for our corporate offices in San Diego, California that contains provisions for future rent increases, leasehold improvement allowances and rent abatements. We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheet.  Additionally, our Company recorded as deferred rent the cost of the leasehold improvements paid by the landlord, which is amortized on a straight-line basis over the term of the lease.

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash. Advertising expense totaled $527,018 and $698,692 for the years ended June 30 2014 and 2013, respectively.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Freight costs and fees

Outbound freight charged to customers is recorded as revenue.  The related outbound freight costs are considered period costs and charged to cost of revenues.

Income taxes

The Company provides for income taxes utilizing the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted.

Deferred tax assets are reduced by a valuation allowance when, in management's opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company's valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of June 30, 2014 and 2013, and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

Prior to the Acquisition (Note 2), our Company was classified as a limited liability company for income tax purposes and therefore was not subject to federal and state corporate income taxes.  Accordingly there were no corporate federal income taxes due, only the state minimum income tax, for the year ended June 30, 2013.

ASC 740, Income Taxes ("ASC 740"), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of June 30, 2014 and 2013, and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2014 and 2013.

Valuation of options to purchase common stock

We separately value options to purchase common stock at a discount when issued in connection with notes payable using quantitative valuation methods.  The value of such options is recorded as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable and options.  The value of the discount is applied to the note payable and amortized over the expected term of the note payable using the interest method with the related accretion charged to operations.

We account for our share-based compensation as required by the Financial Accounting Standards Board ("FASB") authoritative guidance on stock compensation, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Compensation expense for our share-based compensation awards is recognized on a straight-line basis over the vesting period from the date of grant.

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive stock options excluded from earnings per share totaled 500,000 at June 30, 2014.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Litigation and franchise agreements

From time to time, we may become involved in litigation and other legal actions, including disagreements with franchisees that may result in the termination of Company granted franchises.  We estimate the range of liability related to any pending litigation or franchise agreement rescissions where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  Estimated legal costs expected to be incurred to resolve legal matters are recorded to the consolidated balance sheet and statements of operations.

Additionally, our Company is subject to certain state reviews of our Franchise Disclosure Documents. Such state reviews could lead to our Company being fined or prohibited from entering into franchising agreements with the reviewing state.

New accounting standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2018.
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.            Acquisition

From its founding in 2011 and through July 19, 2013, FHV International had only limited operations and was considered a development stage enterprise. On July 15, 2013, our Board of Directors approved an 11.67165 to 1 stock split for stockholders of record on July 19, 2013.  That stock split was in the form of a stock dividend of 10.67165 shares for each of 575,000 shares outstanding on the record date. All amounts in the accompanying financial statements have been adjusted for the stock split.

Additionally, on July 19, 2013 (the "Closing Date") we entered into a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the "Acquisition Agreement") with FHV Holdings Corp, a California corporation ("FHV Cal") (the "FHV Acquisition").  Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,298 shares of FHV International's common stock (as adjusted for the Stock Split) to FHV Cal (the "Acquisition Shares"), in exchange for all FHV Cal's assets as of the Closing Date.  FHV Cal's principal asset consisted of the operations and assets of FHV LLC.

In connection with the Acquisition Agreement, FHV International entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the "Indemnity Agreement") with our former Chief Executive Officer, Daniel Duval providing for:

1.	The sale to Mr. Duval of the FHV International business existing on the date of the Indemnity Agreement (the "GEEM Business");

2.	The assumption by Mr. Duval of all liabilities of FHV International and the indemnification by Mr. Duval holding FHV International harmless for any and all liabilities arising at or before the date of the Indemnity Agreement;

3.	The payment to Mr. Duval of $191,000 in cash; and
4.	The surrender by Mr. Duval of 11,671,713 shares of FHV International's common stock (all of which shares were subsequently caused to be cancelled prior to July 19, 2013).

We charged the cash paid to Mr. Duval in connection with the cancellation of his shares to operating expenses during the year ended June 30, 2014.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein FHV LLC is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.          Franchise information

Our franchise agreements generally require an initial non-refundable fee per machine of $1,000.  New franchisees are generally required to purchase a minimum of ten snack vending machines.  Initial franchise fees are primarily intended to compensate our Company for granting the right to use our Company's trademark and to offset the costs of finding locations for vending machines, developing training programs and the operating manual.  The term of the initial franchise agreement is generally five to ten years.  Options to renew the franchise for one or five year terms are available for $1,000 or $5,000 per franchise, respectively.

Beginning in 2012, franchise agreements generally also provide for continuing royalty and advertising fees that are based on monthly gross revenues of each vending machine that exceeds a minimum number of weekly transactions.  The royalty fee (generally 6% of gross revenues) compensates our Company for various advisory services that we provide to the franchisee on an on-going basis.  The advertising fee (generally $75 per machine per year) funds various marketing efforts as determined at our discretion.

We recorded net agency revenues for the sales of food and beverages in the accompanying statements of operations of $88,415 and $96,990 for the years ended June 30, 2014 and 2013, respectively.  The revenues and costs from food and beverages totaled $2,395,888 and $2,307,473, respectively, for the year ended June 30, 2014. For the year ended June 30, 2013, food and beverage revenues and costs totaled $2,284,140 and $2,187,150, respectively.

Franchise statistics for the years ended June 30, 2014 and 2013 are as follows:

Franchises in operation as of June 30, 2012	128
New franchises granted	45
Franchises cancelled	(20)
Franchises in operation as of June 30, 2013	153
New franchises granted	51
Franchises cancelled	(22)
Franchises in operation as of June 30, 2014	182

We operated 17 and 13 vending machines for our own benefit as of June 30, 2014 and 2013, respectively.

4.          Related party transactions

One of FHV Holdings' (the parent company to FHV LLC prior the Acquisition) owners became an employee of our Company in July 2013 (the "Employee").  During the year ended June 30, 2013, $173,864 owed by the Employee (or by entities under the control of the Employee) was charged to consulting expense. We owed $42,000 to the Employee at June 30, 2013, which was paid off in full during the year ended June 30, 2014.

5.          Concentrations

Our vending machines are supplied by a single manufacturer who sells through a limited number of suppliers. Although there are a limited number of manufacturers of vending machines, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect our operating results.

Our food products are primarily supplied by one distributor. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by our franchise network, we believe that other distributors could provide similar products on comparable terms. A change is suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect our operating results.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6.          Contingencies

In March 2013, we entered into a Settlement Agreement with the State of California, Department of Corporations (now known as the California Department of Business Oversight) (the "DBO") regarding allegations of inaccurate and incomplete disclosures in our 2010 and 2011 franchise disclosure documents.  Without admitting or denying the allegations, we agreed to the entry of an order that, among other things, required us to desist and refrain from making material misrepresentations or omissions in franchise registration applications filed with the DBO and extend a one-time offer of rescission (refund of initial fees and repurchase of Vending Machines at depreciated value) to all of our franchisees in California.  Of the 13 franchisees offered rescission, nine declined the offer, two accepted and two filed lawsuits against us seeking rescission, both of which were subsequently settled.  In February 2014 the DBO delivered a "Notice of Intention to Issue Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application" alleging that we had sold three franchises in California during August and September 2012 when we were not registered to do so.  We offered rescission to the three franchisees; two accepted and one declined. We estimated the total liability for refunds to be paid in connection with the offers of rescission described above (net of the estimated value of any goods to be received) was approximately $169,000. At June 30, 2014, we had a remaining liability related to rescissions in California of approximately $76,000, which is included in provision for franchisee rescissions and refunds in the accompanying consolidated balance sheet.

On April 2, 2014 the DBO issued a "First Amended Statement of Issues in Support of Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application" (the "Stop Order").  The Stop Order prohibits us from selling franchises in California until February 28, 2016, or until further order of the Commissioner. In June 2014, we received an inquiry from the DBO related to the sale of 15 franchises that occurred between March 2014 and May 2014. FHV LLC is currently seeking to resolve the issue with the DBO, although we cannot predict when or how it will be resolved.  Although it is reasonably possible that this action could result in additional offers of rescission, fines, penalties or other costs, management does not believe such losses would have a material adverse effect on the Company's financial position or results of operations.

Periodically, we are contacted by other state franchise regulatory authorities and in some cases have been required to respond to inquiries, or make changes to our franchise disclosure documents or franchise offer and sale practices.  Management believes these communications from state regulators and corresponding changes in our franchise disclosure documents and practices are administrative in nature and do not indicate the presence of a loss or probable potential loss.

In June 2014, Seaga Manufacturing, Inc. ("Seaga") filed a complaint alleging that the Company had breached its agreement with Seaga by failing to purchase certain minimum quantities of automatic merchandising equipment and related parts.  The complaint seeks damages in the amount of $3.3 million.  In September 2014, the Company filed an answer, affirmative defenses and counterclaims and intends to vigorously defend this action. Although it is too early for management to make an assessment of this claim, we do not believe that the ultimate resolution will have a material adverse position on the Company's financial position or results of operations.

The Company is also subject to normal and routine litigation and other legal actions by current or former franchisees, employees, and vendors.  We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.  An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events.  The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures.  The amount of ultimate loss may differ from these estimates.  Although we currently believe that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible they could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

7.          Notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999.  The notes were unsecured and bore interest at 12% per annum.  The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements).  Repayment of the notes was personally guaranteed by the Employee.  On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock (Note 8), $33,333 was repaid and $9,666 principal remained outstanding. As of June 30, 2014, $6,666 of principal remained outstanding under the above notes.

The notes were issued with non-assignable rights to purchase securities should our Company consummate a merger with a public company. The purchase price of any such securities would be equal to 85% of the selling price to investors in any sale and issuance of securities following such a merger. We recorded the value of the options issued with the notes payable at the time of their issuance as an addition to accumulated deficit and a discount from notes payable totaling $72,339.  We calculated the value of the discount purchase option using the Black-Scholes option pricing model employing the following assumptions: volatility of common stock – 88%; risk-free interest rate – 0.05%; forfeiture rate – 0%; value per share of common stock - $0.447; strike price - $0.380; term – 90 days.  During the years ended June 30, 2014 and 2013, we recorded accretion of discount of notes payable totaling $27,692 and $44,647, respectively in the accompanying consolidated statements of operations.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On July 19, 2013, we issued notes payable totaling $191,000 to three note holders.  These notes were scheduled to mature 18 months from their date of issuance and bore interest at the rate of 3% per annum (payable semiannually).  The notes were convertible into shares of the Company's common stock at the rate of $1.25 per share at the option of the holder and were subject to mandatory conversion if prior to the maturity date the reported trading price of the shares on their principal market closed at not less than $1.50 per share for seven trading days within any twenty consecutive trading days.  On September 26, 2013, the conditions required for the mandatory conversion of these notes were satisfied and the entire principal balance of the notes and related accrued interest were converted into 153,659 shares of the Company's common stock at $1.25 per share.

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000.  The Initial Notes mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan.  The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights. The initial Notes are secured by substantially all assets of the Company.

8.            Stockholders' deficit

FHV LLC is a limited liability company; it's existence is not scheduled to terminate on a specific date as outlined within its operating agreement.  At June 30, 2013, FHV LLC had 100 preferred units outstanding.  Prior to February 2013, FHV LLC had 100 common units outstanding and 100 preferred units outstanding.  In February 2013, the 100 common units were returned to FHV LLC by the holder and retired. Since inception, and in accordance with the terms of the operating agreement, all members' deficit activities and balances have been attributed to preferred units.

In connection with the FHV Acquisition (Note 2), we issued 15,648,298 shares of common stock to FHV Cal in exchange for all of FHV Cal's assets. FHV Cal's principal asset consisted of the operations and assets of FHV LLC.

In July 2013, in connection with the FHV Acquisition, we completed the sale of 2,235,951 common shares to 18 purchasers in exchange for proceeds of $996,034, net of offering costs of $3,966.

On July 19, 2013, we converted $210,000 of convertible notes payable into 552,418 shares of common stock (Note 7). In connection with the issuance of the convertible notes during fiscal 2013, we recorded the value of the options issued with the notes payable at the time of their issuance as an addition to accumulated deficit and a discount from notes payable totaling $72,339.

On September 26, 2013, we converted $192,083 of notes payable and accrued interest into 153,659 shares of common stock.

During the year ended June 30, 2014, the Company issued 10,000 shares of common stock to an employee. In connection with the stock issuance, the Company recorded the fair value of the shares totaling $54,500 to common stock and additional paid-in capital.

During the year ended June 30, 2014, the Company issued 1,985,000 options under the 2013 Equity Incentive Plan (Note 9). In connection with the option issuance, the Company charged $270,766 to additional paid-in capital. Additionally, during the year ended June 30, 2014, 1,285,000 options (1,234,823 options on a cashless basis) were exercised.

During the year ended June 30, 2013, the Company paid member distributions totaling $40,000. This amount is recorded as a reduction to accumulated deficit.

9. Stock-based compensation

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the "2013 Plan").  The 2013 Plan was approved by a majority of our shareholders (as determined by share holdings) on September 4, 2013.  The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan shall not exceed in the aggregate 2,600,000 shares of the common stock of our Company.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended June 30, 2014, the Company granted stock options under its 2013 Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in operating expense in the accompanying consolidated statement of operations for the year ended June 30, 2014. During the year ended June 30, 2014, options issued were valued using the Black Scholes method assuming the following:

Expected volatility	88%
Dividend yield	0%
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $270,766 for the year ended June 30, 2014.

The following table summarizes the stock option activity for the year ended June 30, 2014:

		Year ended June 30, 2014
	Options	Weighted Averge Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2013	-	-
Granted	1,985,000	$0.169
Exercised	(1,285,000)	$0.171		$6,741,975
Forfeited	(200,000)	$0.165

Outstanding at June 30, 2014	500,000	$0.165	4.25	$937,500

Vested at June 30, 2014	125,000	$0.165	4.25	$234,375
Nonvested at June 30, 2014	375,000	$0.165	4.25	$703,125

At June 30, 2014, the total estimated unrecognized compensation cost related to non-vested stock options totaled $353,889 which is expected to be recognized over a weighted average period of 25 months. The weighted-average grant date fair value of options granted during the year ended June 30, 2014 was $.39 per share.

Stock Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at June 30, 2013	-
Granted	1,985,000	$0.39
Vested/Issued	(1,410,000)	0.20
Forfeited	(200,000)	0.10
Nonvested shares at June 30, 2014	375,000	$1.27

There was no stock option activity during the year ended June 30, 2013.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.          Leases

We lease our offices under a non-cancelable operating lease that expires in April 2016.  We are also required to pay common area maintenance fees under the terms of the lease. We also lease office equipment under an operating lease that expires in March 2015.  Future minimum lease payments under all operating leases will total $131,839 for the year ended June 30, 2015 and $10,432 for the year ended June 30, 2016.  Rent expense totaled $137,242 and $139,315 for the years ended June 30, 2014 and 2013, respectively, including rent incurred on certain month-to-month leases.

11.      Income taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of June 30, 2014 and 2013, the Company had a full valuation allowance on its deferred tax assets.

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:
	2014	2013
Current tax provision (benefit):
Federal	$-	$-
State	2,400	1,600
	2,400	1,600

Deferred tax provision (benefit):
Federal	-	-
State	-	-
	-	-

Total provision for income taxes	$2,400	$1,600

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes to the recognized income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows for the years ended June 30, 2014 and 2013:

	2014	2013
Expected tax at 34%	$(824,993)	$(218,294)
State income tax, net of federal tax	(131,592)	1,600
Nontaxable status - LLC	-	218,294
Change in valuation allowance	868,879	-
Non-deductible expenses	49,724	-
Other	40,382	-

Provision for income taxes	$2,400	$1,600

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities are shown below:

	2014	2013
Deferred tax assets: (liabilities)
Net operating loss	$1,646,530	$-
Accruals	46,297	-
Compensation	67,927	-
State tax	816	-
Bad debt reserve	26,523	-
Accounting method change	-	1,062,089
Revenue	159,238	-
Contributions	456	-
Other	7,736	-
Total gross deferred tax assets	1,955,523	1,062,089
Valuation allowance	(1,910,592)	(1,041,713)
Net deferred tax assets	44,931	20,376
Total deferred tax liabilities:
Property and equipment	(44,931)	(20,376)

Totals	$-	$-

During the years ended June 30, 2014 and 2013, the valuation allowance increased $868,879 and $1,041,713, respectively. At June 30, 2014, the Company has federal and state net operating loss carryforwards of approximately $4,100,000. The federal and state loss carryforwards begin to expire in 2031 unless previously utilized. Our tax returns for the years 2010 - 2013 are open for examination by the taxing authorities.

Utilization of the NOL carryforwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

12.          Subsequent events

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company can borrow up to $1.5 million through the issuance of convertible secured debt. The principal terms of the Financing Agreement are as follows:

•	The Financing Agreement provides for the Company to borrow up to $1.5 million in tranches of $150,000 each;
•	The first tranche of $150,000 was issued in conjunction with the closing and is to be used to acquire and put into service 25 Company-owned micro markets;
•	All subsequent tranches shall be in the amount of $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service;
•	The Financing Agreement, and related notes payable, is due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.
•	Interest on the borrowings are at a rate of 10% per annum, and are payable quarterly. In the event that the Company elects to extend the maturity date of a tranche, then the interest rate increases to 12% per annum;
•	The lender may at his discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28.
•	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.
•	Borrowings under the Financing Agreement are secured by the Company-owned micro markets.
Additionally, on September 23, 2014, the holders of the Company's Initial Notes (Note 7) have extended the maturity date from February 15, 2015 to March 15, 2016.