Form 10-Q
period 2014-09-30
Fresh Healthy Vending International, Inc.
filed 2014-11-14
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-Q
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of November 10, 2014: 26,598,290

FRESH HEALTHY VENDING INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Three Months Ended September 30, 2014

PART I. – FINANCIAL INFORMATION
Item 1.  Financial Statements
FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2014 and June 30, 2014

	September 30, 2014 (unaudited)	June 30, 2014 (audited)
Assets
Current assets:
Cash	$575,318	$607,288
Accounts receivable, net	2,345,328	2,022,317
Deferred costs	816,452	738,522
Inventories	148,093	182,162
Prepaid expenses and other current assets	14,093	17,570

Total current assets	3,899,284	3,567,859

Property and equipment:
Cost	486,487	414,777

Less accumulated depreciation and amortization	(153,934)	(135,326)

	332,553	279,451

Deposits	40,067	40,067

Total assets	$4,271,904	$3,887,377

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,103,071	$1,034,112
Customer advances and deferred revenues	5,803,265	5,456,969
Provision for franchisee rescissions and refunds	518,973	530,923
Accrued personnel expenses	141,349	122,714
Deferred rent	14,926	19,422

Total current liabilities	7,581,584	7,164,140

Long-term debt - notes payable	657,666	507,666

Total liabilities	8,239,250	7,671,806

Contingencies (Note 5)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 26,597,270 outstanding (26,546,348 at June 30, 2014)	26,597	26,546
Additional paid-in capital	1,765,232	1,696,837
Accumulated deficit	(5,759,175)	(5,507,812)

Total stockholders' deficit	(3,967,346)	(3,784,429)

Total liabilities and stockholders' deficit	$4,271,904	$3,887,377

See accompanying notes to the condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - Unaudited
For the three monthes ended September 30, 2014 and 2013

	For the three months ended September 30,
	2014	2013
Revenues:
Vending machine sales, net	$1,634,579	$1,859,913
Franchise fees	139,760	77,500
Company owned machines	29,840	64,373
Agency sales (net)	17,604	16,257
Other	33,084	4,338

	1,854,867	2,022,381

Cost of revenues	812,963	934,731

Gross margin	1,041,904	1,087,650

Operating expenses:
Selling, general and administrative	1,246,166	1,294,535

Loss from operations	(204,262)	(206,885)

Other income (expense):
Interest expense	(15,255)	(1,984)
Accretion of discount on notes payable	(26,224)	(27,692)

Loss before provision for income taxes	(245,741)	(236,561)

Provision for income taxes	5,622	5,419

Net loss	$(251,363)	$(241,980)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares used in computing net
loss per share - basic	26,591,735	23,418,326

See accompanying notes to the condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited
For the three months ended September 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(251,363)	$(241,980)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	18,996	10,929
Interest accretion on notes payable	26,224	27,692
Stock-based compensation	42,222	135,183
Loss (gain) on sales of property and equipment	2,464	-
Deferred rent	(4,496)	(3,025)
Changes in operating assets and liabilities:
Accounts receivable	(323,011)	205,781
Deferred costs	(77,930)	254,510
Inventories	34,069	(106,492)
Prepaid expenses and other assets	3,477	(9,347)
Deposits	-	(9,370)
Accounts payable and accrued liabilities	68,959	110,533
Customer advances and deferred revenues	346,296	(1,136,340)
Provision for franchisee rescissions and refunds	(11,950)	(303,930)
Accrued personnel expenses	18,635	(45,280)

Cash flows used in operating activities	(107,408)	(1,111,136)

Cash flows from investing activities:
Purchases of property and equipment	(75,000)	(37,310)
Proceeds from sales of property and equipment	438	-

Cash flows used in investing activities	(74,562)	(37,310)

Cash flows from financing activities:
Repayments of amounts due to related party	-	(25,347)
Proceeds from issuance of notes payable	150,000	191,000
Repayment of notes payable	-	(34,212)
Proceeds from issuance of common stock, net of costs	-	996,034

Cash flows provided by financing activities	150,000	1,127,475

Change in cash	(31,970)	(20,971)

Cash, beginning of period	607,288	252,845

Cash, end of period	$575,318	$231,874

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$10,314	$902
Income taxes	$5,622	$-

Supplemental disclosure of non-cash investing
and financing activities:
Conversion of notes payable into common stock	$-	$402,083

See accompanying notes to the condensed consolidated financial statements.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and description of business

Fresh Healthy Vending International, Inc. (referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "FHV International") operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, and FHV Acquisition Corp., as a franchisor and owner and operator of healthy drinks and snack vending machines that features cashless payment devices and remote monitoring software.  The Company uses in-house location specialists that are responsible for securing locations for the franchisees; additionally, the Company has negotiated discounts with a product distribution chain.  The Company also operates its own machines.

Basis of accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q.  Accordingly, these statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements.  In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented.   The results of operations for any interim period are not necessarily indicative of results for the full year.

These statements should be read in conjunction with the Company's filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2014 filed on September 29, 2014.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, FHV LLC, The Fresh and Healthy Vending Corporation, and FHV Acquisition, Corp.  All significant intercompany accounts and transactions are eliminated.

Use of estimates

The preparation of our Company's financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues, costs and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Significant estimates include our provisions for bad debts, franchisee rescissions and refunds, legal estimates and the valuation allowance on deferred income tax assets. It is at least reasonably possible that a change in the estimates will occur in the near term.

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines to the franchisees.  There are no franchise fees charged beyond the initial first year franchise fee.  We receive ongoing fees and royalty payments in the form of annual advertising fees and a percentage of either franchisees' revenues or gross margins on vending machine sales.

We recognize revenues and associated costs in connection with franchisees at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations.  Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying condensed consolidated statements of operations as agency sales, net.  We recognize royalty fees as revenue when earned.  Advertising fees are recorded as a liability until marketing expenditures are incurred.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay.  As of September 30, 2014 and June 30, 2014, the Company's provision for franchisee rescissions and refunds totaled $518,973 and $530,923, respectively.  There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

Franchise contracts

We invoice franchisees in full at the time that we enter into contractual arrangements with them.  Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of amounts due for vending machines plus initial franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are due when locations are secured for the vending machines.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of September 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $2,345,328, $816,452 and $5,803,265, respectively.  As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  We had no cash equivalents at September 30, 2014 and June 30, 2014.  We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits.  At September 30, 2014, bank balances exceeding federally insured limits totaled $392,606.  We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $66,581 at September 30, 2014 and June 30, 2014.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

Inventories

Inventories consist of vending machines held for sale, purchased food and beverages in Company-owned vending machines and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment consists primarily of Company-owned vending machines, computer and office equipment and software used in our operations.  Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 totaled $18,996 and $10,929, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets for the three months ended September 30, 2014 and 2013, respectively.

Deferred rent

The operating lease for our corporate offices in San Diego, California contains provisions for future rent increases, leasehold improvement allowances and rent abatements.  We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term.  The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying condensed consolidated balance sheets.  Additionally, our Company recorded as deferred rent the cost of the leasehold improvements paid by the landlord, which is amortized on a straight-line basis over the term of the lease.

Advertising

We expense advertising costs as incurred.  We have no existing arrangements under which we provide or receive advertising services from others for any consideration other than cash.  Advertising expense totaled $169,003 and $121,795 for the three months ended September 30, 2014 and 2013, respectively.

Freight costs and fees

Outbound freight charged to customers is recorded as revenue.  The related outbound freight costs are considered period costs and charged to cost of revenues.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

Valuation of options to purchase common stock

We separately value options to purchase common stock at a discount when issued in connection with notes payable using quantitative valuation methods.  The value of such options is recorded as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable and options.  The value of the discount is applied to the notes payable and amortized over the expected term of the note payable using the interest method with the related accretion charged to operations.

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

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive stock options and shares issuable upon conversion of debt excluded from earnings per share totaled 549,343 and 1,885,000 at September 30, 2014 and 2013, respectively.

Litigation and franchise agreements

From time to time, we may become involved in litigation and other legal actions, including disagreements with franchisees that may result in the termination or rescission of a franchise agreement and refund of all or a portion of amounts previously paid to us.  We estimate the range of liability related to any pending litigation or franchise agreement terminations or rescissions where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  If a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.  Estimated legal costs expected to be incurred to resolve legal matters are recorded to the condensed consolidated balance sheets and statements of operations.

Our Company is subject to state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  See Note 5 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended September 30, 2014 of which these Financial Statements form a part.

Reclassifications

Certain amounts for 2013 have been reclassified to conform to the current year's presentation.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

New accounting standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2018.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides principles and definitions for management that are intended to reduce diversity in the timing and content of disclosures provided in footnotes.  Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued (or are available to be issued, where applicable).  We are currently evaluating the impact of our pending adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2017.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.  Notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999.  The notes were unsecured and bore interest at 12% per annum.  The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements).  Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV CAL, a director of our Company.  On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding.  As of September 30, 2014 and June 30, 2014, $6,666 of principal remained outstanding under the above notes.

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000.  The Initial Notes mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan.  The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights.  The Initial Notes are secured by substantially all assets of the Company.  On September 23, 2014, the holders of the Company's Initial Notes extended the maturity date from February 15, 2015 to March 15, 2016.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company may be able to borrow up to $1.5 million through the issuance of convertible secured debt.  The principal terms of the Financing Agreement are as follows:

•	The Company may borrow up to $1.5 million in tranches of $150,000 each.
•	The first tranche of $150,000 was issued at the closing of the transaction and was used to acquire and put into service 25 Company-owned micro markets.
•	All subsequent tranches shall be in the amount of $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service.
•	The notes payable issued under the terms of the Financing Agreement are due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.
•	Interest on the borrowings accrues at a rate of 10% per annum, and is payable quarterly. In the event the Company elects to extend the maturity date of a tranche, the interest rate will increase to 12% per annum on that tranche.
•	The lender may at its discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28 per share.
•	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.
•	Borrowings are secured by the Company-owned micro markets.

The Company calculates the beneficial conversion feature based on the difference between the stock price at the time of issuance of a tranche and 85% of the average stock price for the 15 trading days prior to the issuance of the tranche.  In connection with the issuance of the first tranche, the Company recorded the value of the beneficial conversion feature as an increase to additional paid-in capital and a charge to operations totaling $26,224.

3.          Concentrations

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

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

4.            Stock-based compensation

During the quarter ended September 30, 2013, the Company granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013.  During the three months ended September 30, 2013, options issued were valued using the Black Scholes method assuming the following:

2013
Expected volatility	88%
Dividend yield	0%
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company.  The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $42,222 and $135,183 during the three months ended September 30, 2014 and 2013, respectively.

The following table summarizes the stock option activity for the three months ended September 30, 2014:

	Options	Weighted Averge Exercise Price

Outstanding at June 30, 2014	500,000	$0.165
Granted	-	-
Exercised	(55,552)	$0.165
Forfeited	-	-

Outstanding at September 30, 2014	444,448	$0.165

5.          Contingencies

In March 2013, we entered into a Settlement Agreement with the State of California Department of Business Oversight (the "DBO") regarding allegations of inaccurate and incomplete disclosures in our 2010 and 2011 franchise disclosure documents.  Without admitting or denying the allegations, we agreed to the entry of an order that, among other things, required us to desist and refrain from making material misrepresentations or omissions in franchise registration applications filed with the DBO and extend a one-time offer of rescission (refund of initial fees and repurchase of vending machines at depreciated value) to all of our franchisees in California.  Of the 13 franchisees offered rescission, nine declined the offer, two accepted and two filed lawsuits against us seeking rescission, both of which were subsequently settled.  In February 2014 the DBO delivered a "Notice of Intention to Issue Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application" alleging that we had sold three franchises in California during August and September 2012 when we were not registered to do so.  We offered rescission to the three franchisees; two accepted and one declined.  We estimated the total liability for refunds to be paid in connection with the offers of rescission described above (net of the estimated value of any goods to be received) was approximately $169,000.  At September 30, 2014, we had a remaining liability related to these rescissions in California of approximately $76,000, which is included in provision for franchisee rescissions and refunds in the accompanying condensed consolidated balance sheet.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

On April 2, 2014 the DBO issued a "First Amended Statement of Issues in Support of Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application".  The April stop order prohibits us from selling franchises in California until February 28, 2016, or until further order of the Commissioner.

In November 2014 the DBO issued a Stop Order and Citation (the "Stop Order") and the Company entered into a settlement agreement with the DBO.  The Stop Order prohibits us from selling franchises in the state of California until November 2016.  The DBO found that the we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations.  The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, and is requiring us to again offer rescission and restitution to the 15 franchisees that purchased franchises between March 2014 and May 2014 (which was previously offered, with two franchisees accepting and 13 franchisees rejecting our prior rescission offer).  The DBO also ordered us to develop and implement a compliance program, which we have commenced, and to engage an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order.

Our Company is subject to certain other state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  Periodically we are contacted by other state franchise regulatory authorities and in some cases have been required to respond to inquiries or make changes to our franchise disclosure documents or franchise offer and sale practices.  Management believes these communications from state regulators and corresponding changes in our franchise disclosure documents and practices are administrative in nature and do not indicate the presence of a loss or probable potential loss.  See Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the period ended September 30, 2014 of which these Financial Statements form a part thereof.

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

6.      Subsequent Event

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer.  In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by "we," "our" or "us"). These statements are often identified by the use of words such as "may," "strive," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2014.

We caution the reader to carefully consider such factors. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview and Description of Business
Discussions with respect to our Company's operations included herein refer to our operating subsidiary, Fresh Healthy Vending LLC ("FHV LLC").  Effective as of July 19, 2013 our Company acquired all assets of FHV Holdings Corp ("FHV Cal") which included FHV LLC in a transaction (the "Acquisition") accounted for as an asset acquisition.  With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV LLC.  Information with respect to our Company's operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the year ended June 30, 2014 filed on Form 10-K on September 29, 2014.
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

According to the report "A Roadmap for Simultaneously Developing the Supply and Demand for Energy Efficient Beverage Vending Machines," there are approximately 2.5 million food and beverage vending machines in the United States.  We have estimated that up to 35% of these vending machines are situated in locations that meet our Company's minimum demographic and foot-traffic requirements for placement.

Vending Technology

We have developed a cash and cashless vending platform to readily monitor the sales of our franchisees' and our machines.  We help our franchisees to grow their business with onsite and virtual management tools, including as an example, wireless remote monitoring telemetry software. Our vending standards are UL ("Underwriters Laboratories") recognized, which we believe are among the highest standards in the industry.  This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times.  We believe our third-party cashless technology provides one of the highest levels of data and network compliance while ensuring complete transparency.  As a result, we generally handle little if any cash in the process.  All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

Products

We primarily provide a portfolio of fresh, organic and all-natural snacks and drinks.  Most products are available via our Company's exclusive ecommerce website.  We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  The Company supports the efforts of the USDA's Smart Snacks in School regulation that indicates that all foods sold a la carte, in the school store and vending machines will need to meet certain nutritional standards.  Fresh Healthy Vending's website platform, www.freshandhealthy.org, caters to the new USDA guidelines and supports locations looking to implement a healthy vending program.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  Our suppliers generally deliver products to our franchisees on a weekly basis and charge a fee of $35.

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

●	We focus on healthier food included in school and other health-conscious vending locations. Federal guidelines have been established that aim to counter youth obesity while improving student nutrition, such rules work to discourage our competitors' fare to be marketed to schools.

●	We outsource non-core functions to third-party vendors. Outsourced services include: machine manufacturing, transport, location set-up, maintenance, inventory, food management and ordering, payment processing, and cash management. This has historically allowed us to focus more of our financial resources to investing in new services.

International operations

During the year ended June 30, 2014, the Company decided to pursue international expansion of its operations.  In connection with our intended expansion, we engaged a consulting firm to assist us in locating and securing a master franchisee.  Although the Company initially signed a Letter of Intent ("LOI") with a master franchisee in Australia, we determined that it was in the Company's best interest to terminate the LOI.  Furthermore, we decided to manage the international expansion ourselves and therefore, terminated the agreement with the consulting firm as well.  The Company is currently evaluating its on-going strategy for international operations.

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

Our Employees

We had approximately 17 full-time employees as of September 30, 2014 and 19 part-time positions.  None of our employees are subject to collective bargaining agreements.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenues

We had total revenues of $1,854,867 for the three months ended September 30, 2014, compared to total revenues of $2,022,381 for the quarter ended September 30, 2013.  This represented a decrease of $167,514 or 8.3%.  Our revenues decreased primarily due to the product mix and a lower price per machine in 2014, offset by an increase in royalties.  Overall bookings and installations (at which point our Company recognizes revenues) of machines was 216 and 172 respectively, during the quarter ended September 30, 2014, and 91 and 169 respectively, during the quarter ended September 30, 2013.

Cost of revenues

Cost of revenues was $812,963 during the three months ended September 30, 2014 compared to $934,731 during the three months ended September 30, 2013.  This represented a decrease of $121,768.  The decrease corresponded to the overall decrease in machine revenue during the comparable period.

Gross margin

Gross margin for the three months ended September 30, 2014 was $1,041,904 compared to $1,087,650 for the corresponding period in 2013, representing a decrease of $45,746 or 4.4%.  Gross margin percentage during the quarter ended September 30, 2014 was 56.2% compared to 53.8% for the same quarter in 2013.  The increase in gross margin percentage in 2014 from 2013 of 2.4% was due primarily to the increase in franchise fees and royalties, offset in part by a lower gross margin on machine sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 of $1,246,166 represent a decrease of $48,369 or 3.7%, from the $1,294,535 in the three months ended September 30, 2013.  The major components of selling, general and administrative expenses were as follows:

Personnel expenses increased $151,999 to $654,277 for the three months ended September 30, 2014 compared to $502,278 for the three months ended September 30, 2013.  The increase was attributable to additional commissions, personnel expenses of executive staff and a general increase in employee headcount.

For the three months ended September 30, 2013 we paid our former CEO $191,000 in connection with his surrender of stock at the time of the Acquisition, which did not reoccur during the three months ended September 30, 2014.

Stock-based compensation expense decreased to $42,222 for the three months ended September 30, 2014, compared to $135,183 for the same period in the prior year.

Provision for income taxes

During the three months ended September 30, 2014 and 2013, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net income (loss)

Net loss was $251,363 during the three months ended September 30, 2014 compared to a net loss of $241,980 for the three months ended September 30, 2013.  Basic net loss per share during the three months ended September 30, 2014 and 2013 was $0.01 and $0.01, respectively.

Liquidity and Capital Resources
For the three months ended September 30, 2014, we had a net loss totaling $251,363 and negative cash flows from operations totaling $107,408.  Our cash balance at September 30, 2014 was $575,318.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchisee rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.
Our current plans include capital expenditures for the purchase of corporate owned and operated vending machines and micro markets, including the repurchase of machines from franchisees opting to rescind their franchise agreements.  Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations.
On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company may be able to borrow up to $1.5 million through the issuance of convertible secured debt.  The principal terms of the Financing Agreement are as follows:

•	The Company may borrow up to $1.5 million in tranches of $150,000 each.
•	The first tranche of $150,000 was issued at the closing of the transaction and will be used to acquire and put into service 25 Company-owned micro markets.
•	All subsequent tranches shall be in the amount of $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service.
•	The notes payable issued under the terms of the Financing Agreement are due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.
•	Interest on the borrowings accrues at a rate of 10% per annum, and is payable quarterly. In the event the Company elects to extend the maturity date of a tranche, the interest rate will increase to 12% per annum on that tranche.
•	The lender may at its discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28 per share.
•	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.
•	Borrowings are secured by the Company-owned micro markets.

The Company calculates the beneficial conversion feature based on the difference between the stock price at the time of issuance of a tranche and 85% of the average stock price for the 15 trading days prior to the issuance of the tranche.  In connection with the issuance of the first tranche, the Company recorded the value of the beneficial conversion feature as an increase to additional paid-in capital and a charge to operations totaling $26,224.

As of September 30, 2014, the Company had $150,000 outstanding under the Financing Agreement.  Additionally, on September 23, 2014, the holders of the Company's notes payable aggregating $501,000 have extended the maturity date from February 15, 2015 to March 15, 2016.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at September 30, 2014.

Critical Accounting Policies
We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company's financial condition and results, and that require management's most subjective and complex judgments.  Information regarding our other significant accounting estimates and policies are disclosed in Note 1 to our Condensed Consolidated Financial Statements.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay.  As of September 30, 2014 and June 30, 2014 the Company's provision for franchisee rescissions and refunds totaled $518,973 and $530,923, respectively.  There are warranties extended by the machine manufacturer, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of September 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $2,345,328, $816,452 and $5,803,265, respectively.  As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $66,581 at September 30, 2014 and June 30, 2014.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2014.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not deemed effective in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure (see below for further discussion).

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of September 30, 2014.  Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee.  We consider this to be a material weakness as an independent board and audit committee provide important oversight.  The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

 Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014.  Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992").  Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of September 30, 2014.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
California

In March 2013, we entered into a Settlement Agreement with the State of California, Department of Business Oversight ((the "DBO") regarding allegations of inaccurate and incomplete disclosures in our 2010 and 2011 franchise disclosure documents.  Without admitting or denying the allegations, we agreed to the entry of an order that, among other things, required us to desist and refrain from making material misrepresentations or omissions in franchise registration applications filed with the DBO and extend a one-time offer of rescission (refund of initial fees and repurchase of Vending Machines at depreciated value) to all of our franchisees in California.  Of the 13 franchisees offered rescission, nine declined the offer, two accepted and two filed lawsuits against us seeking rescission, both of which were subsequently settled.  In February 2014 the DBO delivered a "Notice of Intention to Issue Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application" alleging that we had sold three franchises in California during August and September 2012 when we were not registered to do so.  We offered rescission to the three franchisees; two accepted and one declined.  We estimated the total liability for refunds to be paid in connection with the offers of rescission described above (net of the estimated value of any goods to be received) was approximately $169,000.  At June 30, 2014, we had a remaining liability related to rescissions in California of approximately $76,000, which is included in provision for franchisee rescissions and refunds in the accompanying condensed consolidated balance sheet.

On April 2, 2014 the DBO issued a "First Amended Statement of Issues in Support of Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application".  The April stop order prohibits us from selling franchises in California until February 28, 2016, or until further order of the Commissioner.

In November 2014 the DBO issued a Stop Order and Citation (the "Stop Order") and the Company entered into a settlement agreement with the DBO.  The Stop Order prohibits us from selling franchises in the state of California until November 2016.  The DBO found that the we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations.  The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, and is requiring us to again offer rescission and restitution to the 15 franchisees that purchased franchises between March 2014 and May 2014 (which was previously offered, with two franchisees accepting and 13 franchisees rejecting our prior rescission offer).  The DBO also ordered us to develop and implement a compliance program, which we have commenced, and to engage an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order.

Washington

In May 2012, the Securities Division of the Washington Department of Financial Institutions ("DFI") alleged that we and the former Chairman of the Board of FHV Cal ("former FHV Cal chairman"), (a) made inaccurate or incomplete disclosures in our 2010 and 2011 franchise disclosure documents regarding (i) our business experience and the business experience of our directors and managers, (ii) the litigation history of a former shareholder of FHV Cal ("former FHV Cal shareholder"), and our Chairman, (iii) the former FHV Cal chairman's bankruptcy history, and (iv) the relationship among us, our Chairman, and the former FHV Cal shareholder; (b) solicited the sale of franchises in Washington using inaccurate or incomplete franchise disclosure documents or franchise disclosure documents that had not yet been registered; and (c) sold at least one franchise in the State of Washington using an inaccurate franchise disclosure document.  Without admitting or denying the DFI's findings of fact or conclusions of law, we and the former FHV Cal chairman agreed to (a) cease and desist from the offer and sale of franchises in violation of the Washington Franchise Investment Protection Act, (b) pay the Securities Division $5,000 for its costs of investigation of the matter, and (c) waive all rights to a hearing and judicial review of the matter.  This consent order has no expiration date.  We are currently not registered to sell, and are not selling, franchises in the state of Washington.

Also in May 2012, the DFI alleged that, between 2007 and 2009, FHV Cal, our Chairman and the former FHV Cal shareholder offered and sold business opportunities in Washington without a registered disclosure document and without providing a disclosure document to the purchasers of those business opportunities.  Without admitting or denying the DFI's findings of fact or conclusions of law, FHV Cal, our Chairman, and the former FHV Cal shareholder agreed to (a) cease and desist from the offer and sale of business opportunities in violation of the Business Opportunity Fraud Act of the State of Washington, (b) pay the Securities Division $3,000 for its costs of investigation of the matter, and (c) waive all rights to a hearing and judicial review of this matter.  This consent order has no expiration date.  We are currently not registered to sell, and are not selling, business opportunities in the state of Washington.

In February 2014, the DFI issued a notice to us entitled "Statement of Charges and Notice of Intent to Enter Order to Cease and Desist".  The notice alleged that (a) one Washington resident had purchased, and two had received offers to purchase, franchises from us in April, May and November of 2012, when we were not registered in the State of Washington, and (b) the disclosures made in our franchise disclosure documents did not include certain information regarding the prior consent order issued by the DFI and, therefore, violated the consent order.  On June 9, 2014, the DFI issued a consent order providing that (a) we and our agents and employees cease and desist from offering or selling franchises in violation of the registration section of the Franchise Investment Protection Act of the state of Washington; (b) we and our agents and employees cease and desist from violating the anti-fraud section of the Franchise Investment Protection Action of the state of Washington; and (c) we reimburse the DFI $7,500 for its costs of investigation payable before the entry of the consent order.  We reimbursed DFI and the consent order was entered.

Our Company is subject to certain other state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  To date, the Company has not received any indication that any state or domicile intends to seize any previously recognized revenues related to any franchise agreement.

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

Although we currently believe that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible they could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, "Risk Factors" in our Current Report on Form 10-K filed on September 29, 2014, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In instances where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D.  The parties who received the securities in such instances made representations that such party (a) is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) has knowledge and experience in financial and business matters such that the purchaser is capable of evaluating the merits and risks of an investment in us, (d) had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management's inquiry into their sophistication and net worth.  In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.
In instances where we indicate that we relied upon Section 4(a)(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees, each of whom was deemed in our view to be an "accredited investor" within the meaning of federal securities laws; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the securities were not broken down into smaller denominations.
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

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: November 14, 2014	By:	/s/ Arthur S. Budman
Arthur S. Budman, Chief Executive Officer Principal Executive Officer and Principal Financial Officer