Form 10-Q
period 2014-12-31
Fresh Healthy Vending International, Inc.
filed 2015-02-17
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of February 9, 2015: 26,660,789

FRESH HEALTHY VENDING INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Three and Six Months Ended December 31, 2014

Item 1.  Financial Statements

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
December 31, 2014 and June 30, 2014

	December 31, 2014 (unaudited)	June 30, 2014 (audited)
Assets
Current assets:
Cash	$477,636	$607,288
Accounts receivable, net	1,836,052	2,022,317
Deferred costs	918,705	738,522
Inventories	364,858	182,162
Prepaid expenses and other current assets	30,003	17,570

Total current assets	3,627,254	3,567,859

Property and equipment:
Cost	442,875	414,777

Less accumulated depreciation and amortization	(173,394)	(135,326)

	269,481	279,451

Deposits	30,067	40,067

Total assets	$3,926,802	$3,887,377

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,194,752	$1,034,112
Notes payable	-	507,666
Customer advances and deferred revenues	5,688,941	5,456,969
Provision for franchisee rescissions and refunds	769,000	530,923
Accrued personnel expenses	198,519	122,714
Deferred rent	10,431	19,422

Total current liabilities	7,861,643	7,671,806

Long-term debt - notes payable	757,666	-

Total liabilities	8,619,309	7,671,806

Contingencies (Note 5)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 26,659,769 outstanding (26,546,348 at June 30, 2014)	26,659	26,546
Additional paid-in capital	1,832,105	1,696,837
Accumulated deficit	(6,551,271)	(5,507,812)

Total stockholders' deficit	(4,692,507)	(3,784,429)

Total liabilities and stockholders' deficit	$3,926,802	$3,887,377

See accompanying notes to the condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Revenues:
Vending machine sales, net	$988,361	$891,306	$2,622,940	$2,755,557
Franchise fees	84,183	54,000	223,943	131,500
Company owned machines	40,264	41,930	70,104	106,303
Agency sales (net)	12,214	28,895	29,818	45,152
Other	43,072	-	76,156	-

	1,168,094	1,016,131	3,022,961	3,038,512

Cost of Revenues	565,829	518,410	1,378,792	1,453,141

Gross margin	602,265	497,721	1,644,169	1,585,371

Operating expenses:
Selling, general and administrative	1,404,553	998,660	2,650,719	2,293,195

Loss from operations	(802,288)	(500,939)	(1,006,550)	(707,824)

Other income (expense):
Interest income (expense)	(16,032)	-	(31,287)	(1,984)
Accretion of discount on notes payable	26,224	-	-	(27,692)

Loss before provision for income taxes	(792,096)	(500,939)	(1,037,837)	(737,500)

Provision for income taxes	-	2,948	5,622	8,367

Net loss	$(792,096)	$(503,887)	$(1,043,459)	$(745,867)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares used in computing net
loss per share - basic	26,628,746	25,311,358	26,609,964	25,232,942

See accompanying notes to the condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited
For the six months ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(1,043,459)	$(745,867)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	38,456	26,185
Interest accretion on notes payable	-	27,692
Stock-based compensation	135,381	185,727
Bad debt expense	7,500	-
Loss (gain) on sales of property and equipment	6,714	10,044
Deferred rent	(8,991)	(6,050)
Changes in operating assets and liabilities:
Accounts receivable	178,765	(87,681)
Deferred costs	(180,183)	385,865
Inventories	(199,550)	(83,448)
Prepaid expenses and other assets	(12,433)	(5,185)
Deposits	10,000	2,227
Accounts payable and accrued liabilities	160,640	113,762
Customer advances and deferred revenues	231,972	(217,595)
Provision for franchisee rescissions and refunds	238,077	(345,720)
Accrued personnel expenses	75,805	(53,956)

Cash flows used in operating activities	(361,306)	(794,000)

Cash flows from investing activities:
Purchases of property and equipment	(18,784)	(130,352)
Proceeds from sales of property and equipment	438	-

Cash flows used in investing activities	(18,346)	(130,352)

Cash flows from financing activities:
Repayments of amounts due to related party	-	(32,538)
Proceeds from issuance of notes payable	250,000	191,000
Repayment of notes payable	-	(34,212)
Proceeds from issuance of common stock, net of costs	-	996,034

Cash flows provided by financing activities	250,000	1,120,284

Change in cash	(129,652)	195,932

Cash, beginning of period	607,288	252,845

Cash, end of period	$477,636	$448,777

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$21,239	$902
Income taxes	$-	$11,790

Supplemental disclosure of non-cash investing
and financing activities:
Conversion of notes payable into common stock	$-	$402,083

See accompanying notes to the condensed consolidated financial statements.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and description of business

Fresh Healthy Vending International, Inc. (referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "FHV International") operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, and FHV Acquisition Corp., as a franchisor and owner and operator of healthy drink and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software.  The Company uses in-house location specialists that are responsible for securing locations for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain.  The Company also operates its own machines and micro markets.

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

Liquidity and capital resources

For the six months ended December 31, 2014 we had a net loss totaling $1,043,459 and negative cash flows from operations totaling $361,306.  Our cash balance at December 31, 2014 was $477,636.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchise rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

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

We recognize revenues and associated costs in connection with franchises at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations.  Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying condensed consolidated statements of operations as agency sales, net.  We recognize royalty fees as revenue when earned.  Advertising fees are recorded as a liability until marketing expenditures are incurred.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay.  As of December 31, 2014 and June 30, 2014, the Company's provision for franchisee rescissions and refunds totaled $769,000 and $530,923, respectively.  There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of December 31, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $1,836,052 $918,705 and $5,688,941, respectively.  As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  We had no cash equivalents at December 31, 2014 and June 30, 2014.  We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits.  At December 31, 2014, bank balances exceeding federally insured limits totaled $267,511.  We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $74,081 and $66,581 at December 31, 2014 and June 30, 2014, respectively.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

Inventories

Inventories consist of vending machines and micro markets held for sale, purchased food and beverages in Company-owned vending machines and micro markets and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment consists primarily of Company-owned vending machines and micro markets, computer and office equipment and software used in our operations.  Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation and amortization expense for the three months ended December 31, 2014 and 2013 totaled $19,460 and $15,256, respectively. For the six months ended December 31, 2014 and 2013 depreciation and amortization expense totaled $38,456 and $26,185, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets for the six months ended December 31, 2014 and 2013, respectively.

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

Marketing and advertising

We expense marketing and advertising costs as incurred.  We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash.  Marketing and advertising expense totaled $204,873 and $113,118 for the three months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014 and 2013 marketing and advertising expense totaled $385,471 and $262,907, respectively.

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

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive stock options and shares issuable upon conversion of debt excluded from earnings per share totaled 1,024,761 and 1,835,000 at December 31, 2014 and 2013, respectively.

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

Our Company is subject to state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  See Note 5 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended December 31, 2014 of which these Financial Statements form a part.

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

2.   Notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999.  The notes were unsecured and bore interest at 12% per annum.  The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements).  Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV CAL, a director of our Company.  On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding.  As of December 31, 2014 and June 30, 2014, $6,666 of principal remained outstanding under the above notes.

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000.  The Initial Notes mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan.  The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights.  The Initial Notes are secured by substantially all assets of the Company.  On September 23, 2014, the holders of the Company's Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company may be able to borrow up to $1.5 million through the issuance of convertible secured debt.  The principal terms of the Financing Agreement are as follows:

●	The Company may borrow up to $1.5 million in tranches of up to $150,000 each.
●	The first tranche of $150,000 was issued at the closing of the transaction and was used to acquire and put into service Company-owned micro markets. An additional amount of $100,000 was issued during the quarter ended December 31, 2014.
●	All subsequent tranches shall be in the amount of up to $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service.
●	The notes payable issued under the terms of the Financing Agreement are due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.
●	Interest on the borrowings accrues at a rate of 10% per annum, and is payable quarterly. In the event the Company elects to extend the maturity date of a tranche, the interest rate will increase to 12% per annum on that tranche.
●	The lender may at its discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28 per share.
●	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.
●	Borrowings are secured by the Company-owned micro markets.

The Company calculates the beneficial conversion feature based on the difference between the stock price at the time of issuance of a tranche and 85% of the average stock price for the 15 trading days prior to the issuance of the tranche.  During the six months ended December 31, 2014 no amounts were recorded as a beneficial conversion feature due to the price of the Company's common stock was below the $1.28 conversion price at December 31, 2014.

3.   Concentrations

Our vending machines are supplied by a single manufacturer who sells through a limited number of suppliers. Our micro markets are also supplied by a single manufacturer. Although there are a limited number of manufacturers of vending machines and micro markets, we believe that other suppliers could provide similar machines on comparable terms.  A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect our operating results.

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

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

4.   Stock-based compensation

During the six months ended December 31, 2014, the Company granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2014 and 2013.  During the six months ended December 31, 2014, options issued were valued using the Black Scholes method assuming the following:
2014
Expected volatility	88%
Dividend yield	0%
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company.  The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $42,222 and $50,544 during the three months ended December 31, 2014 and 2013, respectively. During the six months ended December 31, 2014 and 2013, we recorded stock-based compensation expense of $84,444 and $185,727, respectively.

The following table summarizes the stock option activity for the six months ended December 31, 2014:
	Options	Weighted Average Exercise Price

Outstanding at June 30, 2014	500,000	$0.165
Granted	385,000	$0.550
Exercised	(55,552)	$0.165
Forfeited	-	-

Outstanding at December 31, 2014	829,448	$0.344

5.   Contingencies

In March 2013, we entered into a Settlement Agreement with the State of California Department of Business Oversight (the "DBO") regarding allegations of inaccurate and incomplete disclosures in our 2010 and 2011 franchise disclosure documents.  Without admitting or denying the allegations, we agreed to the entry of an order that, among other things, required us to desist and refrain from making material misrepresentations or omissions in franchise registration applications filed with the DBO and extend a one-time offer of rescission (refund of initial fees and repurchase of vending machines at depreciated value) to all of our franchisees in California.  Of the 13 franchisees offered rescission, nine declined the offer, two accepted and two filed lawsuits against us seeking rescission, both of which were subsequently settled.  In February 2014 the DBO delivered a "Notice of Intention to Issue Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application" alleging that we had sold franchises to three of the 13 franchisees described above during August and September 2012, when we were not registered to do so.  Of those three, two accepted and one declined our offer of rescission. In connection with the two rescissions that were accepted, the Company remitted a total of $139,000 to the franchisees.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

On April 2, 2014 the DBO issued a "First Amended Statement of Issues in Support of Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application".  The April stop order prohibited us from selling franchises in California until February 28, 2016, or until further order of the Commissioner.
On November 7, 2014 the DBO issued a Stop Order and Citation (the "Stop Order") and the Company entered into a settlement agreement with the DBO.   The Stop Order prohibits us from selling franchises in the state of California until November 7, 2016.  The DBO found that the we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations.  The DBO also denied our registration application filed in California on October 3, 2013.  In connection with the Stop Order, we paid administrative penalties of $37,500 and legal fees of $18,200 and offered rescission and restitution to the 15 franchisees that purchased franchises between March 2014 and May 2014.  Of the 15 franchisees offered rescission, eight franchisees have accepted our rescission offer and seven are pending.  As of December 31, 2014, the Company's remaining potential liability aggregated $1,528,000, of which the Company has recorded $545,000 for the rescission of five franchisees who accepted the offer in provision for franchisee rescissions and refunds in the accompanying balance sheet. Additionally, the Company has remitted a total of $280,000 to three franchisees.  Furthermore, the Company has recorded an additional $224,000 in provision for franchisee rescissions and refunds related to other existing and potential refunds. The remaining franchisees who were offered rescission and restitution have until March 22, 2015 to accept or reject the offer and, if neither, will be deemed to have rejected the offer.  Pursuant to the terms of the Stop Order, we also developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to that DBO our franchise compliance activities, including compliance with the Stop Order.
Our Company is subject to certain other state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  Periodically we are contacted by other state franchise regulatory authorities and in some cases have been required to respond to inquiries or make changes to our franchise disclosure documents or franchise offer and sale practices.  Management believes these communications from state regulators and corresponding changes in our franchise disclosure documents and practices are administrative in nature and do not indicate the presence of a loss or probable potential loss.  See Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the period ended December 31, 2014 of which these Financial Statements form a part thereof.

In June 2014, Seaga Manufacturing, Inc. ("Seaga") filed a complaint alleging that the Company had breached its agreement with Seaga by failing to purchase certain minimum quantities of automatic merchandising equipment and related parts.  The complaint seeks damages in the amount of $3.3 million.  In September 2014, the Company filed an answer, affirmative defenses and counterclaims and intends to vigorously defend this action.  Although it is too early for management to make an assessment of this claim, we do not believe that the ultimate resolution will have a material adverse effect on the Company's financial position or results of operations.

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

6.   Stockholders' deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer.  In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2014. We recorded stock-based compensation expense totaling $50,937 during the period ended December 31, 2014 related to this stock grant.

7.   Subsequent event
On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date (the "January 2015 Note") in the amount of $100,000.  The January 2015 Note bears interest at the rate of 7% per annum, and is due and payable on April 30, 2015.

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

Overview and Description of Business

Discussions with respect to our Company's operations included herein refer to our operating subsidiaries, Fresh Healthy Vending LLC ("FHV LLC") and The Fresh and Healthy Vending Corporation ("FHV Corp").  Effective as of July 19, 2013 our Company acquired all assets of FHV Holdings Corp ("FHV Cal") which included FHV LLC in a transaction (the "Acquisition") accounted for as an asset acquisition.  With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV LLC and FHV Corp.  Information with respect to our Company's operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the year ended June 30, 2014 filed on Form 10-K on September 29, 2014.
We are a public company listed under the symbol "GEEM" until September 19, 2013, at which time we began to trade under our current stock symbol "VEND."  On August 8, 2013, we changed our name to Fresh Healthy Vending International, Inc.

Business

We are a Franchise Development Company and operator of Company-owned vending machines and micro markets that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic destinations.  We and our franchisees have over 2,500 vending machines and micro markets primarily offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico.  Our obligations to each franchisee include securing locations for the healthy vending machines they purchase.  We offer thousands of healthy food and beverage products through a national distributor and we train each franchisee at our San Diego headquarters.  We provide dedicated account management and ongoing customer service to our franchisees.

The Industry and the Overall Market

We are both a franchisor of vending machine and micro market operations and an operator of vending machines and micro markets.  In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA's annual Franchise Business Economic Outlook report (compiled by HIS Global Insight).  According to the International Franchise Association, the number of franchise establishments in the United States is expected to increase by 1.7% in 2014, ahead of the 2013 pace of 1.4%.  The vending machine industry saw the total dollar volume in machine sales rise to $43.3 billion in 2012 from $43.0 billion in 2011.

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

Products

We primarily provide a portfolio of fresh, organic and all-natural snacks and drinks.  Most products are available via an agreement with a national distributor.  We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  The Company supports the efforts of the USDA's Smart Snacks in School regulation that indicates that all foods sold a la carte, in the school store and vending machines will need to meet certain nutritional standards.  Fresh Healthy Vending's website platform, www.freshandhealthy.org, caters to the new USDA guidelines and supports locations looking to implement a healthy vending program.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  Our suppliers generally deliver products to our franchisees on a weekly basis and charge a fee of approximately $35.

During the year ended June 30, 2014, the Company introduced its newest product offering in a micro market kiosk. The micro market is a self-checkout kiosk that contains a similar portfolio of fresh, organic and all-natural snacks and drinks.  The micro market also provides fresh full meal options such as salads, sandwiches, and wraps.  The micro market is designed for implementation in corporate environments and certain retail locations.

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

Our Principal Suppliers

The Company currently purchases substantially all of its vending machines as needed from a sole supplier, Automated Merchandising Systems Inc. ("AMS"), or its designated distributor.  We believe that our relationship with AMS is excellent, and likely to continue.  In our view, the loss of our relationship with AMS, should it occur, may result in short term disruptions not likely to be material.  The Company has identified at least four other suppliers with comparable vending equipment. The Company also purchases its micro markets from a single manufacturer and believes the loss of its supplier may result in short term disruptions not likely to be material.

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

Governmental Regulation

We are required to comply with regulations governing the sale of franchises – the primary component of our business.  Thirteen states directly regulate franchising and require pre-sale registration of a Franchise Disclosure Document ("FDD"), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor.  Franchise sales in the remaining 37 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission ("FTC"), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor.  A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 13 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well.  The FTC's Franchise Rule does not require registration of an FDD with the FTC; however, a franchisor that fails to properly disclose its franchisee candidates is subject to claims for breach of contract, fraud, damages, sanctions and the like.

Our Employees

We had approximately 26 full-time employees as of December 31, 2014 and 16 part-time positions.  None of our employees are subject to collective bargaining agreements.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended December 31, 2014 compared to three months ended December 31, 2013

Revenues

We had total revenues of $1,168,094 for the three months ended December 31, 2014, compared to total revenues of $1,016,131 for the three months ended December 31, 2013.  This represented an increase of $151,963 or 15.0%.  Our revenues increased primarily due to an increase in vending machine sales and franchise fees, as well as an increase in royalties.  Overall bookings and installations (at which point our Company recognizes revenues) of machines was 98 and 107 respectively, during the quarter ended December 31, 2014, and 181 and 89 respectively, during the quarter ended December 31, 2013.

Cost of revenues

Cost of revenues was $565,829 during the three months ended December 31, 2014 compared to $518,410 during the three months ended December 31, 2013.  This represented an increase of $47,419.  The increase corresponded to the overall increase in machine revenue during the comparable period.

Gross margin

Gross margin for the three months ended December 31, 2014 was $602,265 compared to $497,721 for the corresponding period in 2013, representing an increase of $104,544 or 21.0%.  Gross margin percentage during the quarter ended December 31, 2014 was 51.6% compared to 49.0% for the same quarter in 2013.  The increase in gross margin percentage in 2014 from 2013 of 2.6% was due primarily to the increase in franchise fees and royalties, offset in part by a decrease in net agency sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2014 of $1,404,553 represent an increase of $405,953 or 40.6%, from the $998,660 in the three months ended December 31, 2013.  The major components of selling, general and administrative expenses were as follows:

Personnel expenses increased $242,532 to $755,496 for the three months ended December 31, 2014 compared to $512,964 for the three months ended December 31, 2013.  The increase was attributable to additional commissions, personnel expenses of executive staff and a general increase in employee headcount.

Marketing and advertising expenses increased $91,755 to $204,873 for the three months ended December 31, 2014 compared to $113,118 for the three months ended December 31, 2013. The increase was primarily attributable to an increase in radio advertising.

Stock-based compensation expense increased to $93,159 for the three months ended December 31, 2014, compared to $50,544 for the same period in the prior year.  The increase was due to compensation expense incurred in connection with the stock grant to our CEO.

Provision for income taxes

During the three months ended December 31, 2014 and 2013, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net income (loss)

Net loss was $792,096 during the three months ended December 31, 2014 compared to a net loss of $503,887 for the three months ended December 31, 2013.  Basic net loss per share during the three months ended December 31, 2014 and 2013 was $0.03 and $0.02, respectively.

Six months ended December 31, 2014 compared to six months ended December 31, 2013

Revenues

We had total revenues of $3,022,961 for the six months ended December 31, 2014, compared to total revenues of $3,038,512 for the six months ended December 31, 2013.  This represented a decrease of $15,551 or .51%.  The decrease in revenue was primarily related to a change in product mix, offset by an increase in installations.  Overall bookings and installations (at which point our Company recognizes revenues) of machines was 305 and 279 respectively, during the six months ended December 31, 2014, and 270 and 258 respectively, during the six months ended December 31, 2013.

Cost of revenues

Cost of revenues was $1,378,792 during the six months ended December 31, 2014 compared to $1,453,141 during the six months ended December 31, 2013.  This represented a decrease of $74,349.  The decrease corresponds to a decrease in machine revenue and product mix during the period.

Gross margin

Gross margin for the six months ended December 31, 2014 was $1,644,169 compared to $1,585,371 for the corresponding period in 2013, representing an increase of $58,798 or 3.7%  Gross margin percentage during the six months ended December 31, 2014 was 54.3% compared to 52.2% for the same period in 2013.  The increase in gross margin percentage in 2014 from 2013 of 2.1% was due primarily to the increase in franchise fees and royalties, offset in part by a decrease in net agency sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2014 of $2,650,719 represents an increase of $357,524 or 15.6%, from the $2,293,195 in the six months ended December 31, 2013.  The major components of selling, general and administrative expenses were as follows:

Personnel expenses increased $389,604 to $1,409,773 for the six months ended December 31, 2014 compared to $1,020,169 for the six months ended December 31, 2013.  The increase was attributable to additional commissions, personnel expenses of executive staff and a general increase in employee headcount.

For the six months edned December 31, 2013 we paid our former CEO $191,000 in connection with his surrender of stock at the time of the Acquisition, which did not reoccur during the six months ended December 31, 2014.

Marketing and advertising expenses increased $122,564 to $385,471 for the six months ended December 31, 2014 compared to $262,907 for the six months ended December 31, 2013. The increase was primarily attributable to an increase in radio advertising.

Stock-based compensation expense decreased to $135,381 for the six months ended December 31, 2014, compared to $185,727 for the same period in the prior year.  The decrease was primarily related to compensation expense on stock options that vested upon issuance in 2013.

Provision for income taxes

During the six months ended December 31, 2014 and 2013, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net income (loss)

Net loss was $1,043,459 during the six months ended December 31, 2014 compared to a net loss of $745,867 for the six months ended December 31, 2013.  Basic net loss per share during the six months ended December 31, 2014 and 2013 was $0.04 and $0.03, respectively.

Liquidity and Capital Resources

For the six months ended December 31, 2014 we had a net loss totaling $1,043,459 and negative cash flows from operations totaling $361,306.  Our cash balance at December 31, 2014 was $477,636.  The Company's cash used in investing activities aggregated $18,346 and was related to the purchase of office equipment.  Furthermore our cash provided from financing activities was $250,000 and related to borrowings on our financing agreement.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchisee rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include capital expenditures for the purchase of corporate owned and operated vending machines and micro markets, including the repurchase of machines from franchisees opting to rescind their franchise agreements.  Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations.
On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date (the "January 2015 Note") in the amount of $100,000.  The January 2015 Note bears interest at the rate of 7% per annum, and is due and payable on April 30, 2015.
As of December 31, 2014, the Company had $501,000 outstanding under the Initial Notes and $250,000 outstanding under the Financing Agreement.  Also on September 23, 2014, the holders of the Company's Initial Notes aggregating $501,000 have extended the maturity date from February 24, 2015 to March 15, 2016.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at December 31, 2014.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay.  As of December 31, 2014 and June 30, 2014 the Company's provision for franchisee rescissions and refunds totaled $769,000 and $530,923, respectively.  There are warranties extended by the machine manufacturer, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of December 31, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $1,836,052, $918,705 and $5,688,941, respectively.  As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $74,081 and $66,581 at December 31, 2014 and June 30, 2014, respectively.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of December 31, 2014.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2014.  Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee.  We consider this to be a material weakness as an independent board and audit committee provide important oversight.  The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

 Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992").  Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings

California
In March 2013, we entered into a Settlement Agreement with the State of California Department of Business Oversight (the "DBO") regarding allegations of inaccurate and incomplete disclosures in our 2010 and 2011 franchise disclosure documents.  Without admitting or denying the allegations, we agreed to the entry of an order that, among other things, required us to desist and refrain from making material misrepresentations or omissions in franchise registration applications filed with the DBO and extend a one-time offer of rescission (refund of initial fees and repurchase of vending machines at depreciated value) to all of our franchisees in California.  Of the 13 franchisees offered rescission, nine declined the offer, two accepted and two filed lawsuits against us seeking rescission, both of which were subsequently settled.  In February 2014 the DBO delivered a "Notice of Intention to Issue Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application" alleging that we had sold franchises to three of the 13 franchisees described above during August and September 2012, when we were not registered to do so.  Of those three, two accepted and one declined our offer of rescission. In connection with the two rescissions that were accepted, the Company remitted a total of $139,000 to the franchisees.
On April 2, 2014 the DBO issued a "First Amended Statement of Issues in Support of Stop Order and Stop Order Denying Effectiveness of Franchise Registration Application".  The April stop order prohibited us from selling franchises in California until February 28, 2016, or until further order of the Commissioner.
On November 7, 2014 the DBO issued a Stop Order and Citation (the "Stop Order") and the Company entered into a settlement agreement with the DBO.   The Stop Order prohibits us from selling franchises in the state of California until November 7, 2016.  The DBO found that the we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations.  The DBO also denied our registration application filed in California on October 3, 2013.  In connection with the Stop Order, we paid administrative penalties of $37,500 and legal fees of $18,200 and offered rescission and restitution to the 15 franchisees that purchased franchises between March 2014 and May 2014.  Of the 15 franchisees offered rescission, eight franchisees have accepted our rescission offer and seven are pending.  As of December 31, 2014, the Company's remaining potential liability aggregated $1,528,000, of which the Company has recorded $545,000 for the rescission of five franchisees who accepted the offer in provision for franchisee rescissions and refunds in the accompanying balance sheet. Additionally, the Company has remitted a total of $280,000 to three franchisees.  Furthermore, the Company recorded an additional $224,000 in provision for franchisee recissions and refunds related to other existing and potential refunds. The remaining franchisees who were offered rescission and restitution have until March 22, 2015 to accept or reject the offer and, if neither, will be deemed to have rejected the offer.  Pursuant to the terms of the Stop Order, we also developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to that DBO our franchise compliance activities, including compliance with the Stop Order.
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

Other Matters

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
99.1 Promissory Note to Nicholas Yates, Chariman Fresh Healthy Vending International, Inc.

FRESH HEALTHY VENDING INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: February 17, 2015	By:	/s/ Arthur S. Budman
Arthur S. Budman, Chief Executive Officer Principal Executive Officer and Principal Financial Officer