Form 10-Q
period 2015-03-31
Fresh Healthy Vending International, Inc.
filed 2015-05-15
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of May 7, 2015: 26,722,268

FRESH HEALTHY VENDING INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Three and Nine Months Ended March 31, 2015

Item 1.  Financial Statements
FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2015 and June 30, 2014

	March 31, 2015 (unaudited)	June 30, 2014 (audited)
Assets
Current assets:
Cash	$178,760	$607,288
Cash in escrow	253,500	-
Accounts receivable, net	1,786,298	2,022,317
Deferred costs	954,838	738,522
Inventories	335,518	182,162
Prepaid expenses and other current assets	46,707	17,570

Total current assets	3,555,621	3,567,859

Property and equipment:
Cost	520,298	414,777

Less accumulated depreciation and amortization	(196,787)	(135,326)

	323,511	279,451

Deposits	30,067	40,067

Total assets	$3,909,199	$3,887,377

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,152,314	$1,034,112
Notes payable, net of debt discounts	819,666	507,666
Note payable to related party	100,000	-
Customer advances and deferred revenues	5,636,863	5,456,969
Provision for franchisee rescissions and refunds	620,436	530,923
Accrued personnel expenses	180,164	122,714
Deferred rent	5,935	19,422

Total current liabilities	8,515,378	7,671,806

Notes payable, long-term	250,000	-

Total liabilities	8,765,378	7,671,806

Contingencies (Note 5)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 26,722,268 outstanding (26,546,348 at June 30, 2014)	26,721	26,546
Additional paid-in capital	1,965,229	1,696,837
Accumulated deficit	(6,848,129)	(5,507,812)

Total stockholders' deficit	(4,856,179)	(3,784,429)

Total liabilities and stockholders' deficit	$3,909,199	$3,887,377

See accompanying notes to the condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Revenues:
Vending machine sales, net	$1,570,771	$928,821	$4,193,711	$3,647,486
Franchise fees	149,023	76,000	372,966	207,500
Company owned machines	58,839	77,332	128,943	183,635
Agency sales (net)	24,033	34,820	53,851	71,444
Other	114,445	55,908	190,601	92,800

	1,917,111	1,172,881	4,940,072	4,202,865

Cost of revenues	895,047	570,942	2,274,866	2,024,302

Gross margin	1,022,064	601,939	2,665,206	2,178,563

Operating expenses:
Selling, general and administrative	1,275,098	1,277,698	3,930,412	3,562,147

Loss from operations	(253,034)	(675,759)	(1,265,206)	(1,383,584)

Other income (expense):
Interest income (expense)	(28,074)	(5,436)	(59,361)	(7,420)
Accretion of discount on notes payable	(15,750)	-	(15,750)	(27,692)

Loss before provision for income taxes	(296,858)	(681,195)	(1,340,317)	(1,418,696)

Provision for income taxes	-	-	-	8,366

Net loss	$(296,858)	$(681,195)	$(1,340,317)	$(1,427,062)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.06)

Weighted average shares used in computing net
loss per share - basic	26,691,019	23,609,749	26,636,588	22,288,739

See accompanying notes to the condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited
For the nine months ended March 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(1,340,317)	$(1,427,062)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	61,849	42,186
Interest accretion on notes payable	15,750	27,692
Stock-based compensation	218,317	282,449
Loss on sales of property and equipment	6,714	10,044
Deferred rent	(13,487)	(9,075)
Bad debt expense	17,000	-
Changes in operating assets and liabilities:
Cash in escrow	(253,500)	-
Accounts receivable	219,019	(796,333)
Deferred costs	(216,316)	343,268
Inventories	(153,356)	(106,920)
Prepaid expenses and other assets	(29,137)	(1,214)
Deposits	10,000	(16,137)
Accounts payable and accrued liabilities	118,202	288,630
Customer advances and deferred revenues	179,894	483,634
Provision for franchisee rescissions and refunds	89,513	(333,951)
Accrued personnel expenses	57,450	2,790

Cash flows used in operating activities	(1,012,405)	(1,209,999)

Cash flows from investing activities:
Purchases of property and equipment	(113,061)	(146,380)
Proceeds from sales of property and equipment	438	20,250

Cash flows used in investing activities	(112,623)	(126,130)

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants	596,500	692,000
Repayments of amounts due to related party	-	(42,000)
Proceeds from issuance of note payable to related party	100,000	-
Repayment of notes payable	-	(34,212)
Proceeds from issuance of common stock, net of costs	-	996,034

Cash flows provided by financing activities	696,500	1,611,822

Change in cash	(428,528)	275,693

Cash, beginning of period	607,288	252,845

Cash, end of period	$178,760	$528,538

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$30,666	$902
Income taxes	$-	$11,790

Supplemental disclosure of non-cash investing
and financing activities:
Conversion of notes payable into common stock	$-	$402,083

See accompanying notes to the condensed consolidated financial statements.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and description of business

Fresh Healthy Vending International, Inc. (referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "FHV International") operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, and FHV Acquisition Corp. ("FHV Acquisition"), as a franchisor and owner and operator of healthy drink and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software.  The Company uses in-house location specialists that are responsible for securing locations for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain.  The Company also operates its own machines and micro markets.

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

Liquidity and capital resources

For the nine months ended March 31, 2015 we had a net loss totaling $1,340,317 and negative cash flows from operations totaling $1,012,405.  Our cash balance at March 31, 2015 was $178,760.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchise rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

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

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay.  As of March 31, 2015 and June 30, 2014, the Company's provision for franchisee rescissions and refunds totaled $620,436 and $530,923, respectively.  There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of March 31, 2015, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $1,786,298, $954,838 and $5,636,863, respectively.  As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  We had no cash equivalents at March 31, 2015 and June 30, 2014.  We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits.  At March 31, 2015, bank balances exceeding federally insured limits totaled $65,146.  We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At March 31, 2015, the Company had $253,500 maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $83,581 and $66,581 at March 31, 2015 and June 30, 2014, respectively.

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

Property and equipment

Property and equipment consists primarily of Company-owned vending machines and micro markets, computer and office equipment and software used in our operations.  Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 totaled $23,393 and $16,000, respectively. For the nine months ended March 31, 2015 and 2014 depreciation and amortization expense totaled $61,849 and $42,186, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets for the nine months ended March 31, 2015 and 2014, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

Deferred rent

The operating lease for our corporate office in San Diego, California contains provisions for future rent increases, leasehold improvement allowances and rent abatements.  We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term.  The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying condensed consolidated balance sheets.  Additionally, our Company recorded as deferred rent the cost of the leasehold improvements paid by the landlord, which is amortized on a straight-line basis over the term of the lease.

Marketing and advertising

We expense marketing and advertising costs as incurred.  We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash.  Marketing and advertising expense totaled $224,587 and $160,872 for the three months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015 and 2014 marketing and advertising expense totaled $610,406 and $442,410, respectively.

Freight costs and fees

Outbound freight charged to customers is recorded as revenue.  The related outbound freight costs are considered period costs and charged to cost of revenues.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

Valuation of options and warrants to purchase common stock

We separately value options and warrants to purchase common stock when issued with notes payable using quantitative valuation methods.  The value of such options and warrants are recorded as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable and options.  The value of the discount is applied to the notes payable and amortized over the expected term of the note payable using the interest method with the related accretion charged to operations.

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

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive stock options, warrants, and shares issuable upon conversion of debt excluded from earnings per share totaled 1,299,761 and 500,000 at March 31, 2015 and 2014, respectively.

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

Our Company is subject to state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  See Note 5 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended March 31, 2015 of which these Financial Statements form a part.

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

2.   Notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999.  The notes were unsecured and bore interest at 12% per annum.  The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements).  Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company.  On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding.  As of March 31, 2015 and June 30, 2014, $6,666 of principal remained outstanding under the above notes.

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000.  The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan.  The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights.  The Initial Notes are secured by substantially all assets of the Company.  On September 23, 2014, the holders of the Company's Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016.

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company may be able to borrow up to $1.5 million through the issuance of convertible secured debt.  The principal terms of the Financing Agreement are as follows:

●	The Company may borrow up to $1.5 million in tranches of up to $150,000 each.
●	The first tranche of $150,000 was issued at the closing of the transaction and was used to acquire and put into service Company-owned micro markets. An additional amount of $100,000 was issued during the quarter ended December 31, 2014. The balance at March 31, 2015 was $250,000.
●	All subsequent tranches shall be in the amount of up to $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service.
●	The notes payable issued under the terms of the Financing Agreement are due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.
●	Interest on the borrowings accrues at a rate of 10% per annum, and is payable quarterly. In the event the Company elects to extend the maturity date of a tranche, the interest rate will increase to 12% per annum on that tranche.
●	The lender may at its discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28 per share.
●	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.
●	Borrowings are secured by the Company-owned micro markets.

The Company calculates the beneficial conversion feature based on the difference between the stock price at the time of issuance of a tranche and 85% of the average stock price for the 15 trading days prior to the issuance of the tranche.  During the nine months ended March 31, 2015 no amounts were recorded as a beneficial conversion feature due to the price of the Company's common stock was below the $1.28 conversion price at March 31, 2015.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date (the "January 2015 Note") in the amount of $100,000.  The January 2015 Note bears interest at the rate of 7% per annum, and is due and payable on April 30, 2015.  On April 30, 2015, Mr. Yates extended the maturity date on the Loan from April 30, 2015 to July 31, 2015.

On March 13, 2015, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Gemini Master Fund, Ltd. (the "Purchaser"), under which the Company issued a Note (the "Note") aggregating $375,000, for a purchase price of $346,500.  The Note bears interest at the rate of 12% per annum.  The Note matures 90 days from the closing date payable in cash.  Under the terms of Purchase Agreement, the Company also issued a warrant (the "Warrant") granting the Purchaser the right to purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.60 per share, subject to adjustments and anti-dilution provisions. The Warrant expires on the seventh anniversary from the issuance date.

In connection with the issuance of the Warrant, the Company has recorded the fair value of $50,250 as a discount on the Note and additional paid-in capital.  Furthermore, an additional $28,500 representing the discount on the proceeds of the note has been recorded as a discount on the Note payable.  The discount is amortized as interest expense over the term of the loan. During the period ended March 31, 2015, the Company charged $15,750 to interest expense relating to the discount on the Note.

The expense related to the warrant is recognized on a straight-line basis over the applicable term of the Note and is included as accretion of discount on notes payable in the accompanying condensed consolidated statements of operations.  The Warrants were valued using the Black Scholes model assuming the following:

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

Fresh Healthy Vending International, Inc.
Notes to Condensed Consolidated Financial Statements

4.   Stock-based compensation

During the nine months ended March 31, 2015, the Company granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2015 and 2014.  During the nine months ended March 31, 2015, options issued were valued using the Black Scholes method assuming the following:

Expected volatility	88%
Dividend yield	0%
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company.  The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $82,936 and $42,222 during the three months ended March 31, 2015 and 2014, respectively. During the nine months ended March 31, 2015 and 2014, we recorded stock-based compensation expense of $218,317 and $227,949, respectively.

The following table summarizes the stock option activity for the nine months ended March 31, 2015:
	Options	Weighted Average Exercise Price

Outstanding at June 30, 2014	500,000	$0.165
Granted	385,000	$0.550
Exercised	(55,552)	$0.165
Forfeited	-	-

Outstanding at March 31, 2015	829,448	$0.344

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

On November 7, 2014 the DBO issued a Stop Order and Citation (the "Stop Order") and the Company entered into a settlement agreement with the DBO.   The Stop Order prohibits us from selling franchises in the state of California until November 7, 2016.  The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations.  The DBO also denied our registration application filed in California on October 3, 2013.  In connection with the Stop Order, we paid administrative penalties of $37,500 and legal fees of $18,200 and offered rescission and restitution to the 15 franchisees that purchased franchises between March 2014 and May 2014.  Of the 15 franchisees offered rescission, nine franchisees accepted and six franchisees rejected our rescission offer. As of March 31, 2015, the Company has remitted full and partial payments of $494,282 to seven of the franchisees and the remaining liability to five of the franchisees aggregating $436,186, is included in provision for franchisee rescissions and refunds in the accompanying balance sheet. Furthermore, the Company has recorded an additional $184,250 in provision for franchisee rescissions and refunds related to other existing and potential refunds. Pursuant to the terms of the Stop Order, we also developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our franchise compliance activities, including compliance with the Stop Order.

Our Company is subject to certain other state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  Periodically we are contacted by other state franchise regulatory authorities and in some cases have been required to respond to inquiries or make changes to our franchise disclosure documents or franchise offer and sale practices.  Management believes these communications from state regulators and corresponding changes in our franchise disclosure documents and practices are administrative in nature and do not indicate the presence of a loss or probable potential loss.  See Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the period ended March 31, 2015 of which these Financial Statements form a part thereof.

In June 2014, Seaga Manufacturing, Inc. ("Seaga") filed a complaint alleging that the Company had breached its agreement with Seaga by failing to purchase certain minimum quantities of automatic merchandising equipment and related parts.  The complaint seeks damages in the amount of $3.3 million.  In September 2014, the Company filed an answer, affirmative defenses and counterclaims and intends to vigorously defend this action. The parties are currently conducting discovery.   Although it is too early for management to make an assessment of this claim, we do not believe that the ultimate resolution will have a material adverse effect on the Company's financial position or results of operations.

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

6.   Stockholders' deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer.  In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2015. We recorded stock-based compensation expense totaling $28,125 and $79,062 for the three and nine months ended March 31, 2015, respectively, related to this stock grant.

7.   Subsequent events

On April 22, 2015, the Company entered into two agreements, each with a consultant who will perform certain corporate and financial strategic planning services for the Company (the "Agreements").  In consideration for the services to be provided by the consultants, each of them will be paid $2,500 per month and receive 200,000 shares of the Company's common stock and options to purchase an additional 200,000 shares of the Company's common stock in the form of a three year warrant with a strike price of $.60 per share. The Agreements are for a term of six months and may be terminated by either party upon 30 days prior written notice.

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

We are a public company listed under the symbol "GEEM" until September 19, 2013, at which time we began to trade under our current stock symbol "VEND".   On August 8, 2013, we changed our name to Fresh Healthy Vending International, Inc.

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

Products

We primarily provide a portfolio of fresh, organic and all-natural snacks and drinks.  Most products are available via an agreement with a national distributor.  We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  The Company supports the efforts of the United States Department of Agriculture's ("USDA") Smart Snacks in School regulation that indicates that all foods sold a la carte, in the school store and vending machines will need to meet certain nutritional standards.  The Company's website platform, www.freshandhealthy.org, caters to the new USDA guidelines and supports locations looking to implement a healthy vending program.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  Our suppliers generally deliver products to our franchisees on a weekly basis and charge a fee of approximately $35.

During the year ended June 30, 2014, the Company introduced its newest product offering in a micro market kiosk. The micro market is a self-checkout kiosk that contains a similar portfolio of fresh, organic and all-natural snacks and drinks.  The micro market also provides fresh full meal options such as salads, sandwiches, and wraps, as well as frozen entrees.  The micro market is designed for implementation in corporate environments and certain retail locations.

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

Our Employees

We had approximately 32 full-time employees as of March 31, 2015 and 11 part-time positions.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended March 31, 2015 compared to three months ended March 31, 2014
Revenues
We had revenues of $1,917,111 for the three months ended March 31, 2015, compared to revenues of $1,172,881 for the three months ended March 31, 2014. This represented an increase of $744,230 or 63.5%.  Our revenues increased largely due to the increase in the number of machines installed and the corresponding franchise fees that were recognized.  Overall orders received and installations (at which point our Company recognizes revenues) of machines were 167 and 172, respectively, during the three months ended March 31, 2015, compared to 177 and 101, respectively,  for the corresponding three months ended March 31, 2014.
Cost of revenues
Cost of revenues was $895,047 during the three months ended March 31, 2015, compared to $570,942 during the three months ended March 31, 2014.  The increase of $324,105 or 56.8%, was primarily related to the increase in machines installed.
Gross margin
Gross margin for the three months ended March 31, 2015 was $1,022,064 compared to $601,939 for the corresponding period ending March 31, 2014, representing an increase of $420,125 or 69.8%.  Gross margin percentage during the three months ended March 31, 2015 was 53.3% compared to 51.3% for the corresponding period ended March 31, 2014.  The increase in gross margin of 2% is primarily a result of increased revenues associated with royalties, a change in product mix, offset in part by a decrease in net agency sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2015 of $1,275,098 represent a decrease of $2,600 from the $1,277,698 in the three months ended March 31, 2014.  The major components of selling, general and administrative expenses were as follows:
Personnel expenses of $717,256 for the three months ended March 31, 2015 represent an increase of $29,442 or 4.3% from the $687,814 in the three months ended March 31, 2014. The increase was primarily attributable to additional personnel expenses of executive staff.
Marketing and advertising expenses increased $63,715 to $224,587 or 39.6% for the three months ended March 31, 2015 compared to $160,872 for the three months ended March 31, 2014.  The increase was primarily attributable to an increase in national radio advertising.
Professional fees decreased $84,079 or 73.4% to $30,502 during the three months ended March 31, 2015 from $114,581 during the three months ended March 31, 2014. The decrease was primarily attributable to a decrease in consulting fees and legal expenses.
Provision for income taxes
During the three months ended March 31, 2015 and 2014, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss
Net loss was $296,858 during the three months ended March 31, 2015 versus a net loss of $681,195 for the three months ended March 31, 2014.   The decrease in net loss resulted from higher revenues, higher gross margin percentage and gross margin dollars.
Basic net loss per share during the three months ended March 31, 2015 and 2014 was $0.01 and $0.03, respectively.
Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014
Revenues
We had revenues of $4,940,072 for the nine months ended March 31, 2015, compared to revenues of $4,202,865 for the nine months ended March 31, 2014. This represented an increase of $737,207 or 17.5%.  The increase in revenues was primarily attributable to an increase in the number of machines installed, corresponding franchise fees and royalties, offset by a decrease in Company owned machine revenue and agency sales. Overall orders received and installations (at which point our Company recognizes revenues) of machines was 483 and 451, respectively, during the nine months ended March 31, 2015 and 461 and 359, respectively, during the nine months ended March 31, 2014.
Cost of revenues
Cost of revenues was $2,274,866 during the nine months ended March 31, 2015 compared to $2,024,302 during the nine months ended March 31, 2014.  The increase of $250,564 or 12.4%, was primarily related to the increase in machines installed.
Gross margin
Gross margin for the nine months ended March 31, 2015 was $2,665,206 compared to $2,178,563 for the corresponding period in 2014, representing an increase of $486,643 or 22.3%.  Gross margin percentage during the nine months ended March 31, 2015 was 54.0% compared to 51.8% for the corresponding period in fiscal 2014.  The increase in gross margin percentage in fiscal 2015 from 2014 of 2.2% was due primarily to the increase in franchise fees and royalties, a change in product mix, offset in part by a decrease in net agency sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended March 31, 2015 of $3,930,412 represent an increase of $368,265 or 10.3%, from the $3,562,147 in the nine months ended March 31, 2014.  The major components of selling, general and administrative expenses were as follows:
Personnel expenses increased $226,808 or 11.9% to $2,125,791 for the nine months ended March 31, 2015 compared to $1,898,983 for the nine months ended March 31, 2014. For the nine months ended March 31, 2014, we paid our former CEO $191,000 in connection with his surrender of stock at the time of the Acquisition, which did not reoccur during the nine months ended March 31, 2015. The increase was attributable to additional commissions, personnel expenses of executive staff and a general increase in employee headcount.
Marketing and advertising expenses increased $167,996 of 38.0% to $610,406 for the nine months ended March 31, 2015 compared to $442,410 for the nine months ended March 31, 2014.  The increase was primarily due to an increase in radio advertising.
Professional fees decreased $99,009 or 25.1% to $294,842 during the nine months ended March 31, 2015 from $393,851 during the nine months ended March 31, 2014. The decrease was primarily attributable to a decrease in consulting fees and legal expenses.

Provision for income taxes
During the nine months ended March 31, 2015 and 2014, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever by realized.
Net loss
Net loss was $1,340,317 during the nine months ended March 31, 2015 versus a net loss of $1,427,062 for the nine months ended March 31, 2014.   The decrease in net loss resulted from higher revenues, higher gross margin percentage and gross margin dollars, offset by an increase in selling, general and administrative expenses.
Basic net loss per share during the nine months ended March 31, 2015 and 2014 was $0.05 and $0.06, respectively.
Liquidity and Capital Resources

For the nine months ended March 31, 2015 we had a net loss totaling $1,340,317 and negative cash flows from operations totaling $1,012,405.  Our cash balance at March 31, 2015 was $178,760.  The Company's cash used in investing activities aggregated $112,623 and was primarily related to the purchase of corporate owned micro markets.  Furthermore our cash provided from financing activities was $696,500 and related to borrowings on a financing agreement, bridge loan and short term loan from our Chairman.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with franchisee rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include capital expenditures for the purchase of corporate owned and operated vending machines and micro markets, including the repurchase of machines from franchisees opting to rescind their franchise agreements.  Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations.

As of March 31, 2015, the Company had $501,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, $375,000 outstanding under the Purchase Agreement and $100,000 outstanding under a loan agreement with its Chairman.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at March 31, 2015.

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

Revenue recognition — Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees.  There are no franchise fees charged beyond the initial first year franchise fees.  We receive ongoing fees and royalty payments in the form of annual advertising fees and a percentage of either franchisees' revenues or gross margins on vending machine and micro market sales.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay.  As of March 31, 2015 and June 30, 2014 the Company's provision for franchisee rescissions and refunds totaled $620,436 and $530,923, respectively.  There are warranties extended by the machine manufacturer, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of March 31, 2015, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $1,786,298, $954,838 and $5,636,863, respectively.  As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $83,581 and $66,581 at March 31, 2015 and June 30, 2014, respectively.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2015.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not deemed effective in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure (see below for further discussion).

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2015.  Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee.  We consider this to be a material weakness as an independent board and audit committee provide important oversight.  The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

 Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015.  Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992").  The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework.  Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

On November 7, 2014 the DBO issued a Stop Order and Citation (the "Stop Order") and the Company entered into a settlement agreement with the DBO.   The Stop Order prohibits us from selling franchises in the state of California until November 7, 2016.  The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations.  The DBO also denied our registration application filed in California on October 3, 2013.  In connection with the Stop Order, we paid administrative penalties of $37,500 and legal fees of $18,200 and offered rescission and restitution to the 15 franchisees that purchased franchises between March 2014 and May 2014.  Of the 15 franchisees offered rescission, nine franchisees accepted and six franchisees rejected our rescission offer. As of March 31, 2015, the Company has remitted full and partial payments of $494,282 to seven of the franchisees and the remaining liability to five of the franchisees aggregating $436,186, is included in provision for franchisee rescissions and refunds in the accompanying balance sheet. Furthermore, the Company has recorded an additional $184,250 in provision for franchisee rescissions and refunds related to other existing and potential refunds. Pursuant to the terms of the Stop Order, we also developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our franchise compliance activities, including compliance with the Stop Order.

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

In June 2014, Seaga Manufacturing, Inc. ("Seaga") filed a complaint alleging that the Company had breached its agreement with Seaga by failing to purchase certain minimum quantities of automatic merchandising equipment and related parts.  The complaint seeks damages in the amount of $3.3 million.  In September 2014, the Company filed an answer, affirmative defenses and counterclaims and intends to vigorously defend this action.  The parties are currently conducting discovery. Although it is too early for management to make an assessment of this claim, we do not believe that the ultimate resolution will have a material adverse position on the Company's financial position or results of operations.

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

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: May 15, 2015	By:	/s/ Arthur S. Budman
Arthur S. Budman, Chief Executive Officer Principal Executive Officer and Principal Financial Officer