Form 10-K
period 2015-06-30
Fresh Healthy Vending International, Inc.
filed 2015-10-13
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-55164

FRESH HEALTHY VENDING INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2511250
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2620 Financial Court Suite 100
San Diego, CA	92117
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity on December 31, 2014 held by nonaffiliates of the registrant (based on the stock's not having traded through that date) was $5,312,279. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiaries) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At October 6, 2015 there were 26,929,302 shares outstanding of the issuer's common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FRESH HEALTHY VENDING INTERNATIONAL, INC.
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2015

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

Item 1 - Business

As used in this annual report, the terms "we", "us", "our", "Fresh Healthy Vending", and the "Company" means Fresh Healthy Vending International, Inc., a Nevada corporation, its wholly-owned subsidiaries Fresh Healthy Vending LLC, a California limited liability company, Fresh and Healthy Vending Corporation, a California corporation or their management. Also as used in this annual report, the term "FHV LLC" refers to Fresh Healthy Vending LLC.

Business

We are a Franchise Development Company and operator of Company-owned vending machines and micro markets that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic vending destinations. We and our franchisees operate over 3,000 vending machines and micro markets primarily offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico. Our obligations to each franchisee include securing locations for the healthy vending machines and micro markets they purchase. We offer thousands of healthy food and beverage products via an agreement with a national food distributor and we train each franchisee at our San Diego headquarters.  We provide dedicated account management and ongoing customer service to our franchisees.

History

On July 19, 2013 (the "Closing Date") our wholly owned subsidiary, FHV Acquisition Corp., completed a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the "Acquisition Agreement") with FHV Holdings Corp, a California corporation ("FHV Cal") (the "FHV Acquisition").  Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,298 shares of our Company's common stock (as adjusted for the Stock Split) to FHV Cal, in exchange for all FHV Cal's assets as of the Closing Date.  FHV Cal's principal asset consists of the operations and assets of Fresh Healthy Vending LLC, a California limited liability company.  FHV Cal has informed our Company that the shares of our Company's common stock described herein were distributed to the sole shareholder of FHV Cal, a trust operated for the benefit of and controlled by Nicholas Yates, our Chairman.

On July 19, 2013, we also completed the sale of 2,235,951 shares of our common stock to 18 investors ("Stock Sale") in exchange for gross proceeds totaling $1,000,000 (approximately $996,000 net of estimated related costs in connection with the transaction).  In addition, on July 19, 2013, we converted $210,000 of convertible notes payable into 552,418 shares of common stock.

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

FHV LLC was formed as a limited liability company in California in 2010, as a franchisor of healthy drinks and snack vending machines.  Including the operating history of YoNaturals, whose assets were contributed to FHV LLC in August 2010, we have a combined eight year operating history in vending machines providing food and beverages.

The Industry and the Overall Market
We are both a franchisor and operator of vending machine and micro market operations.  In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA's annual Franchise Business Economic Outlook report (compiled by HIS Global Insight).  Upscale vending is taking over as consumers' palates become more refined and they gravitate toward a health-conscious lifestyle, according to Food Business News. Additionally the vending machine market is expected to expand 1.5 percent by 2015 according to Food Business New. The National Automated Merchandising Association ("NAMA") estimates the vending market is a $30 billion-a-year industry. NAMA also estimates that 100 million Americans will use one of seven million vending machines each day.

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

Micro Market Technology
We have developed a high-tech cashless self-checkout kiosk that boasts state-of-the-art point of sale technology currently utilizing an iOS operating system and iPad hardware. The software includes a convenient mobil-based loyalty application with easy to use features and robust functionality. The system also includes a wireless remote monitoring telemetry software with inventory management. The kiosk is completely cashless and all transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

Products
We primarily provide a portfolio of fresh, organic and all-natural snacks and drinks. Most products are available via our Company's agreement with a national distributor. We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics.  We have developed customized menus that meet and exceed school and State nutrition guidelines nationwide, facilitating the placement of machines in schools.  Our suppliers are available to deliver products to our franchisees on a weekly basis and charge a fee of $35 with a minimum order of $500.

During the year ended June 30, 2014, the Company introduced its newest product offering in a micro market kiosk. The micro market is a self-checkout kiosk that contains a similar portfolio of fresh, organic and all-natural snacks and drinks. The micro market also provides fresh full meal options such as salads, sandwiches, and wraps. The micro market is designed for implementation in corporate environments, hotel lobbies, auto dealerships and other retail environments.

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

Additionally, primarily on behalf of our franchisees, the Company has negotiated discounts with a national product distribution chain, United Natural Foods, Inc. ("UNFI"). We believe that our relationship with UNFI is excellent, and likely to continue. In our view, the loss of our relationship with UNFI, should it occur, may result in short-term disruptions not likely to be material. The Company has identified several other suppliers that stock the same or comparable products. Furthermore, our franchisees are able to purchase directly from UNFI.

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

Our Employees
We had approximately 32 full-time employees as of June 30, 2015 and 19 part-time positions.  None of our employees are subject to collective bargaining agreements.

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

RISKS RELATED TO OUR BUSINESS

The termination, non-renewal or renegotiation on materially adverse terms of our franchise agreements with a large number of our significant franchisees could seriously harm our business, financial condition and results of operations.  While franchisee revenue is not concentrated among one or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable locations. A typical franchise agreement ranges from five to ten years. Certain contract provisions with our franchisees vary, including product and service offerings, the fees we receive from each franchisee and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our franchisees that are superior to, or competitive with, other franchisors and with other potential uses for the locations of our machines. If we are unable to provide our franchisees with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.

Competition from other franchisors of vending machine and micro market businesses and franchisors of other businesses could impact franchise and vending machine and micro market sales and seriously harm our business, financial condition and results of operations. We strive to provide direct and indirect benefits to our franchisees that are superior to, or competitive with, other franchisors. In addition, we rely on our franchisees and the manner in which they operate their locations to attract future franchise and vending machine and micro market sales. If we are unable to provide our franchisees with adequate benefits, or if any significant number of our franchisees are not successful, we may be unable to sell franchises and vending machines and micro markets to new franchisees or maintain or renew our contractual relationships with existing franchisees, causing our business, financial condition and results of operations to suffer.

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

Defects, failures or security breaches in and inadequate upgrades of, or changes to, our vending machines and micro markets and its accompanying software could harm our business.  The operation of our business depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.  Further, certain aspects of the operating systems relating to our business are provided by third parties, including telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third parties over whom we may have limited control.  In addition, our micro markets are open and unlocked displays with a self-checkout feature and, although we intend micro markets to be located in secure and/or controlled environments, such as corporate break rooms, hotel lobbies, and auto dealerships, there is no guarantee that products from micro markets will be consumed without customers utilizing the self-checkout feature.

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

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.  Our business has in the past been, and may in the future continue to be, party to regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, or delay or inhibit the sale of new franchises and additional vending machines and micro markets and the results, including the magnitude, of lawsuits, actions, settlements, decisions, and regulatory investigations and delays may remain unknown for substantial periods of time.  The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert our management's time.  In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services, such as foodborne illness claims related to perishable foods. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations. For further description of certain material legal proceedings, please see Item 3 "Legal Proceedings" below.

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

Any interruption in delivery from our only vending machine micro market suppliers could impair our ability to sell our products and generate revenues. We currently depend on a sole supplier, AMS or their authorized distributors, for the production and delivery of our primary vending machines.  We also have one primary supplier of our micro markets. We issue purchase orders for equipment as needed and neither we, nor our manufacturers or authorized distributors, are obligated to minimum purchases or deliveries in the future.  We are aware of other suppliers that could fulfill our equipment requirements; however, any interruption in the distribution from our sole suppliers could affect our ability to add new franchisees and satisfy our commitments with existing franchisees.  If any interruption described herein takes place, it could have a material adverse impact on our revenues and results of operations until a replacement supplier is obtained.

Changes in food and supply costs could adversely affect our results of operations.  Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our vending machine and micro market offerings could adversely affect our operating results. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. Although we enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all of such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or vending machine pricing, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items in our machines. If that were to happen, affected machines could experience significant reductions in sales during the shortage or thereafter, if customers change their purchasing habits as a result. Our focus on a limited menu would make the consequences of a shortage of a key ingredient more severe. In addition, because we provide moderately priced food, we, or our franchisees, may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.

Failure to receive frequent deliveries of the foods and beverages we offer could harm our operations.  Our ability to maintain ours and our franchisees' machines depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, which is especially significant with regard to perishable product offerings, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time that could increase our expenses and cause shortages of food and other items that are expected to be stocked within our, our or our franchisees' machines. If that were to happen, affected routes could experience significant reductions in sales during the shortage or thereafter, if customers change their purchasing habits as a result. Our focus on a limited menu of fresh and healthy offerings within machines would make the consequences of a shortage of one or key popular items more severe. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

REGULATORY RISKS

Franchising is a highly regulated industry. Compliance with regulatory procedures or regulatory delays, actions or inaction could delay franchise and machine sales and seriously harm our business, financial condition and results of operations. Thirteen states directly regulate franchising and require pre-sale registration of a Franchise Disclosure Document ("FDD"), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 37 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission (FTC), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 13 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC's Franchise Rule does not require registration of an FDD with the FTC; however, a franchisor that fails to properly disclose its franchisee candidates in the 37 FTC states is subject to claims for breach of contract, fraud and the like.

Franchising is a highly competitive industry. Competition from other franchisors of vending machine and micro market businesses and franchisors of other businesses could impact franchise and machine sales and seriously harm our business, financial condition and results of operations. We strive to provide direct and indirect benefits to our franchisees that are superior to, or competitive with, other franchisors. In addition, we rely on our franchisees and the manner in which they operate their locations to develop future franchise and machine sales. If we are unable to provide our franchisees with adequate benefits, or if any significant number of our franchisees are not successful, we may be unable to sell franchises and machines to new franchisees or maintain or renew our contractual relationships with existing franchisees, causing our business, financial condition and results of operations to suffer.

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

We have limited control over our franchisees and our franchisees could take actions that could harm our business.  Franchisees are independent and are not our employees.  We do not exercise control over their day-to-day operations. We provide training and support to franchisees, but the success and efficiency of operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate routes in a manner consistent with our standards and requirements, with practices spelled out by regulations of the jurisdictions in which they operate or may not hire and train qualified personnel. If franchisees do not meet our standards and requirements, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our and their rights and obligations under franchise and development agreements. This may lead to disputes with our franchisees in the future. These disputes may divert the attention of our management and our franchisees from operating routes and affect our image and reputation and our ability to attract franchisees in the future, which could materially adversely affect our business, financial condition or results of operations.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.  Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer, or impact the manner or types of perishable products we can offer. The success of our, and our franchisees', vending operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our food and beverage offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain offered items, which may adversely affect the attractiveness of our food and beverage offerings to customers on those routes. To the extent we are unwilling or unable to respond with appropriate changes to our food and beverage offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition or results of operations.

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
We have been under the scrutiny of state regulators overseeing franchising and could be subject to sanctions, costly litigation and requirements to refund amounts received for franchises sold in the past. In June 2014, we received an inquiry from the California Department of Business Oversight ("DBO") related to the sale of 15 franchises that occurred between March 2014 and May 2014.  On November 7, 2014, the DBO issued a Stop Order and Citation ("Stop Order"), which prohibits us from selling franchises in the state of California until November 7, 2016.  The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk.  The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys' fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014.  Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond.  The total rescission payments, aggregating $934,500, were completed by July 2015.
As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order.

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

FINANCIAL RISKS

If we cannot maintain profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the years ended June 30, 2015 and 2014. Returning to profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in reestablishing profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. Additional funds, if needed, may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms, or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We suffered a net loss for the years ended June 30, 2015 and 2014 and we had limited working capital on hand. Should we continue to experience net losses and should we lack sufficient working capital, this could raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit, or if our business is sold at a price that enables investors to recognize a profit.  We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our net operating loss ("NOL") carry-forward is limited.  We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carry-forwards generated in the past and the future expiration of our NOL.  This gives rise to uncertainty as to whether the net deferred tax asset is realizable.  Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally greater than a 50% change in ownership).  As a result of these provisions, it is likely that given our acquisition of FHV Cal, and current losses, future utilization of the NOL will be severely limited.  Our inability to use our Company's historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

Our Chief Executive Officer and Chief Financial Officer have limited experience as an Officer of a public company.  To serve in the role of a Chief Executive Officer for a public company, an individual needs to be aware of responsibilities in addition to those shouldered by the leader of a private company.  Among such additional responsibilities, the Chief Executive Officer must be able to communicate fairly and effectively with the stakeholders of a public company, be aware of the controls required to be maintained by a public company and act in accordance with the legal requirements incumbent upon such a leader.  Our Chief Executive Officer's lack of such experience could increase the danger that we fail to carry out these additional responsibilities effectively and thus materially prejudice our Company and shareholders' financial interests.

We appointed our single independent member of our Board of Directors in September 2013 and we do not have an Audit Committee.  We have three management members and one independent member of our Board of Directors.  Independent directors can act as a check on management and can advise and guide management on corporate actions and in good corporate governance practices.  With our lack of multiple independent Board members, our management could make subjective decisions without the benefit of more measured independent guidance.  An independent Audit Committee can assure procedural and administrative adherence to internal controls over transactions, financial reporting and the audit process.  Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who may question a company's accounting policies and procedures.  With our lack of an Audit Committee at this time, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders.

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

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an "emerging growth company."  Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company." We could be an "emerging growth company" for up to five years.

CAPITAL MARKET RISKS

No active trading market has developed following the acquisition transaction with FHV Cal so you may be unable to sell at or near ask prices or at all if you need or otherwise desire to sell your shares in our Company. We have had limited market trading activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. While we are listed for trading on OTC Markets, the trading volume that can develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered high risk, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our company.  The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including "short" sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Item 1B – Unresolved staff comments

None

Item 2 – Properties

The Company leases corporate and warehouse facilities (the "Facility Leases") in San Diego aggregating 7,083, square feet. Our corporate offices are located at 9605 Scranton Road, Suite 801, San Diego, California 92121. This Facility Lease commenced in May 2010.  The current monthly rental payment, including utilities and operating expenses for the Facility Leases, is approximately $15,922. On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $14,625.

Item 3 – Legal Proceedings
In Re:  California Commissioner of Business Oversight v. Fresh Healthy Vending LLC, California Department of Business Oversight, File No. 993-6326.  Order Entered November 7, 2014.
In June 2014, we received an inquiry from the California Department of Business Oversight ("DBO" related to the sale of 15 franchises that occurred between March 2014 and May 2014.  On November 7, 2014, the DBO issued a Stop Order and Citation ("Stop Order"), which prohibits us from selling franchises in the state of California until November 7, 2016.  The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk.  The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys' fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014.  Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond.  The total rescission payments aggregating $934,500, were completed by July 2015. As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order.
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

On June 11, 2014, Seaga Manufacturing, the Company's supplier of automatic merchandising equipment, filed a lawsuit in Illinois state court alleging one count of breach of contract claiming that the Company failed to make payments and to meet the yearly minimum volume of purchases. On August 14, 2014, the Company filed its answer, affirmative defenses, and counterclaims against Seaga. The counterclaims included claims for breach of contract, breach of express warranty, breach of implied warranties of merchantability and fitness for particular purpose, and indemnification. On May 1, 2015, the court granted Seaga's motion to dismiss the Company's implied warranty claims. On January 9, 2015, Seaga filed a third-party complaint against the manufacturer of the automatic merchandising equipment, Saeco Vending S.P.A., and on August 26, 2015, the court dismissed the third-party complaint. The Company intends to vigorously contest these allegations in court.

On May 28, 2014 a franchisee filed a complaint against the Company and certain current and former employees (collectively Defendants"). The initial Complaint included employment law claims for unpaid wages, which were dismissed on demurrer. Plaintiffs' operative First Amended Complaint alleges the following six causes of action: (1) Restitution following Rescission; (2) Fraud; (3) Breach of Contract – Franchise Agreement; (4) Breach of Contract – Franchisee Development Team Agreement; (5) Unfair Competition under California Business and Professions Code section 17200; and (6) False Advertising. Each of these causes of action are alleged against the Company. In addition, Plaintiffs named certain individual defendants in their causes of action for Fraud, Unfair Competition, and False Advertising.

Defendants filed an Answer to Plaintiffs' First Amended Complaint in April of 2015. Written discovery has commenced and trial of the matter is currently scheduled to begin in January of 2016. No depositions have taken place and the parties have submitted a joint stipulation to continue the trial until April of 2016. The Company intends to vigorously contest these allegations in Court.

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
Part II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol "VEND."  The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCQB securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.  On September 21, 2015, the closing price of our common stock as reported on the OTCQB was $.35 per share.  Our stock began trading on the OTCQB under the symbol "GEEM" on August 26, 2013 and was later changed to "VEND" on September 19, 2013.

Holders of Record

As of October 6, 2015, 26,929,302 shares of our common stock were issued and outstanding, and held by approximately 30 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of June 30, 2015, with respect to compensation plans under which our common stock is authorized for issuance.

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the "2013 Plan").  The 2013 Plan was approved by a majority of our shareholders (as determined by share holdings) on September 4, 2013.  The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock.  The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan were initially not exceed in the aggregate 2,600,000 shares of the common stock of our Company. On July 13, 2015, the Company increased the total number of shares that may be issued under the 2013 Plan to 4,000,000.

Number of
securities
	Number of		remaining
	securities to be	Weighted-	available for
	issued upon	average	future issuance
	exercise of	exercise price	under equity
	outstanding	of outstanding	compensation
Plan Category	options	options	plans

2013 Plan	1,134,448	$ 0.372	125,000

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

Our MD&A consists of the following sections:

●	Overview – a general description of our business and fiscal 2015 highlights.
●	Results of operations.
●	Liquidity and capital resources.
●	Discussion of critical accounting estimates.
●	Off balance sheet arrangements.
●	New accounting pronouncements.

Overview

Historical discussions with respect to our Company's operations included herein refer to our operations for the years ended June 30, 2015 and 2014.  Effective as of July 19, 2013 our Company acquired all assets of FHV Cal which included FHV LLC in a transaction accounted for as a reverse acquisition (see History above and Note 2 to the consolidated financial statements).  With the sale of the GEEM Business under the Indemnity Agreement effective July 22, 2013, our continuing operations are those of FHV LLC and Fresh and Healthy Vending Corp.  Forward looking information and discussion with respect to our Company's operations subsequent to the FHV Acquisition is also included herein.

We have effected changes to our operations in order to restore our previous levels of revenues enjoyed in prior years in the hope that such changes will also position our Company for future growth in fiscal 2016 and beyond. Among the changes implemented or in the process of being implemented were the following:

●	We launched our new Fresh Micro Market, a self-checkout kiosk designed for corporate break rooms, hotel lobbies, auto dealerships and other retail establishments;
●	We raised approximately $1.3 million in debt and convertible debt needed for general corporate purposes and expansion of our micro market business;
●	We have expanded our industry public relations initiatives and announcements in various print and other media to provide end customers and potential franchisees better awareness of the benefits of our product and franchisee offerings;
●	We engaged an investor relations firm to expand our outreach in the public market;
●	We achieved record monthly bookings and secured locations;
●	We booked our largest deal to date totaling 58 machines and aggregating $556,250 in anticipated future revenue;
●	We installed our 50th corporate-owned micro market;
●	We settled our matter with the California Department of Business Oversight and now market our franchises in 47 states;
●	We formed an alliance with the American Diabetes Association as an element of participation in their Wellness Lives Here program; and
●	We appointed JoAnna Abrams, a business strategist, innovator and collaborator, as the first member of our newly created Advisory Board;

Results of Operations

Revenues

We had revenues of $6,273,722 for the year ended June 30, 2015, compared to revenues of $5,258,027 for the year ended June 30, 2014. This represented an increase in revenues of $1,015,695 or 19.3%. This increase was primarily a result of expanded marketing efforts, including our national radio advertising campaign and Internet marketing. Our overall orders and installations (at which point our Company recognizes revenue) of machines increased during the year ended June 30, 2015 as compared to the year ended June 30, 2014. During the year ended June 30, 2015, the Company had 701 and 562 machine orders and installations, respectively. During the year ended June 30, 2014, the Company had 616, and 464 orders and installations, respectively. As a result of the increase in orders and installations, franchise fees also increased approximately $191,000 from fiscal 2014 to fiscal 2015. The increase in revenues was also a result of an increase in revenues from royalties, agency sales and other, aggregating $363,360 in fiscal 2015 as compared to $180,326 in fiscal 2014, representing an increase in $183,034.

Cost of revenues

Cost of revenues was $2,940,528 during the year ended June 30, 2015 as compared to $2,539,297 during the year ended June 30, 2014. This represents an increase of $401,231 or 15.8%.

Gross margin

Gross margin for the year ended June 30, 2015 was $3,333,194 compared to $2,718,730 for the year ended June 30, 2014, representing an increase of $614,464 or 22.6%. Gross margin percentage was 53.1% and 51.7% for the years ended June 30, 2015 and 2014, respectively. The increase in gross margin percentage of 1.4% in fiscal 2015 from 2014 was due primarily to an increase in royalties, agency sales, and other revenues, which maintained a higher margin.

Operating expenses

Personnel compensation increased $239,523 to $2,863,363 in fiscal 2015 as compared to $2,623,840 in fiscal 2014, representing an increase of 9.1%. The increase was primarily due to additional personnel and an increase in commissions in connection with an increase in bookings. Furthermore, we paid our former CEO $191,000 in fiscal 2014 in connection with an indemnity agreement entered into at the time of the Acquisition. This charge will not recur in the future. Marketing and advertising increased $224,160, or 36.7%, to $835,110 in fiscal 2015 as compared to $610,950 in fiscal 2014. The increase was a result of an increase in overall marketing expenditures as well as an increase in national radio advertising. Professional fees decreased $357,595 to $395,092 in fiscal 2015 compared to $752,687 in fiscal 2014. The decrease was primarily attributable to lower legal fees associated with franchise regulatory matters (see Legal above), offset by the conversion of a consultant to an employee.

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

During the years ended June 30, 2015, and 2014, we incurred net losses and operated as a C-Corp for federal and state income tax purposes. Accordingly we are now subject to federal and state income taxes at the prescribed statutory rates.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating losses due to the substantial uncertainty about whether such benefit will ever be realized.  We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net loss

Our net loss was $2,117,075 for the year ended June 30, 2015 compared to a net loss of $2,428,851 for the year ended June 30, 2014. This represents a decrease in net loss of $311,776 or 12.8%.

Basic and diluted net loss per share for the years ended June 30, 2015 and 2014 was $.08 and $.10, respectively

Liquidity and Capital Resources

For the year ended June 30, 2015 the Company had a net loss of $2,117,075. We had negative cash flows from operations totaling $936,142. Our cash balance at June 30, 2015 was $325,337. Since the date of the closing of the Acquisition, our orders and installations of machines were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated our ongoing operations. Also, we have used cash on hand to retire liabilities associated with the franchisee rescissions in California (see Legal above). To provide adequate liquidity for our continuing operations, we need to obtain additional capital in the form of either debt or equity (or a combination thereof) financing. Although management believes that it will be able to obtain such financing on terms acceptable to the Company, no assurance can be given that we will be successful in doing so.

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

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company can borrow up to $1.5 million through the issuance of convertible secured debt. The principal terms of the Financing Agreement are as follows:

•	The Financing Agreement provides for the Company to borrow up to $1.5 million in tranches of up to $150,000 each;
•
The first tranche of $150,000 was issued in conjunction with the closing and is to be used to acquire and put into service Company-owned micro markets. An additional amount of $100,000 was issued during the quarter ended December 31, 2014. The balance at June 30, 2015 was $250,000;

•
All subsequent tranches shall be in an amount of up to $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service;

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

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.
On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date (the "January 2015 Note") in the amount of $100,000.  The January 2015 Note bears interest at the rate of 7% per annum, and is due and payable on April 30, 2015.  On April 30, 2015, Mr. Yates extended the maturity date on the Loan from April 30, 2015 to July 31, 2015; and on July 31, 2015, Mr. Yates further extended the maturity date on the Loan to December 31, 2015. On September 18, 2015, Mr. Yates agreed to increase the loan amount. Concurrent with the Loan increase, the Company borrowed $150,000 under the Loan on September 18, 2015.
On March 13, 2015, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Gemini Master Fund, Ltd. (the "Purchaser"), under which the Company issued a Note (the "Note") aggregating $375,000, for a purchase price of $346,500.  The Note bears interest at the rate of 12% per annum.  The Note matured 90 days from the closing date payable in cash.  Under the terms of Purchase Agreement, the Company also issued a warrant (the "Warrant") granting the Purchaser the right to purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.60 per share, subject to adjustments and anti-dilution provisions. The Warrant expires on the seventh anniversary from the issuance date.

Subject to an anti-dilution adjustment, the Company issued the Purchaser the right to purchase up to an additional 150,000 shares of the Company's common stock. Concurrent with the Purchaser's right to purchase additional shares of the Company's common stock, the exercise price of the Warrant was reduced to $.30 per share.

The Note was repaid on June 10, 2015. On August 19, 2015 the Purchaser converted 300,000 warrants into 101,849 shares of common stock using the cashless exercise feature.
On June 10, 2015, the Company issued a $600,000 convertible promissory note (the "Promissory Note") with interest payable at 10% per annum. In connection with the issuance of the Promissory Note, the Company also issued 2,000,000 common stock purchase warrants, with a term of four years, at a price of $.75 per share.
The Promissory Note matures twelve months from issuance and may be converted at any time in whole or in part, at the lesser of:
(i)	25% discount to the next round of financing prior to conversion in excess of $1 million; or
(ii)	$.30 per share; or,
(iii)	Commencing six months after issuance date, at the investor's sole discretion, at a 20% discount to the lowest trading price ten business days prior to conversion.
The Promissory Note maturity may also be extended for an additional three months. Furthermore, there will be a full ratchet, anti-dilution with respect to the shares of common stock only (no adjustments will be made to the warrants), for any equity or Convertible Debt financing completed or a definitive Term Sheet exercised within twelve months of closing or fifteen months if the Company exercises its one-time extension. The ratchet does not come into effect for any non-convertible debt offering arranged by the Company, its advisors or bankers.

Additionally, on September 23, 2014, the holders of the Company's Initial Notes, aggregating $501,000, have extended the maturity date from February 14, 2015 to March 15, 2016.

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

Revenue recognition — Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We receive ongoing royalty fees and annual advertising fees, which represent other revenues in the Company's financial statements, as a percentage of either franchisees' gross revenues or gross margins on vending machine sales.

We recognize revenues and associated costs in connection with franchisees (machines and franchise fees) at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement.  We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying consolidated statements of operations as agency sales, net. During fiscal 2015, the Company changed the process by which franchisees order products. Currently, all franchisees order directly from our national distributor and the Company receives a commission of 5% on those purchases. We recognize the commission when earned. The Company recognizes revenue on product sales of company-owned machines when products are purchased; we receive electronic sales records on our company-owned units. We recognize royalty fees as revenue when earned.  Advertising fees are recorded as a liability until marketing expenditures are incurred.

The Company records the amount of a franchise sale, machines and franchise fees, as deferred revenue until the conditions above have been met. Once the machines are installed, the Company records the corresponding machine and franchise fee as revenue, on a pro rata basis based on the number of machines installed relative to the total machines purchased.

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life.

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2015 and 2014, the Company's provision for franchisee rescissions and refunds totaled $575,750 and $530,923, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

Franchise contracts —  We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of machines plus 100% of the franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2015, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,067,761, $884,885 and $6,428,156, respectively. As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Furthermore, deferred revenue of $874,909 in excess of one year as of June 30, 2015 consisted of the following: amounts related to ongoing franchisees - $562,895; amounts related to a franchisee requesting a hold on location procurement - $201,400; amounts related to franchisees that voluntarily left the system - $110,614. As of June 30, 2014, deferred revenue in excess of one year aggregated $307,250.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, product royalties and annual advertising fees and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $100,692 and $66,581 at June 30, 2015 and 2014, respectively.

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

Valuation of options and warrants — We separately value warrants to purchase common stock when issued in connection with notes payable using the Black Scholes quantitative valuation method.  The value of such warrants is recorded as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable.  The value of the discount is applied to the note payable and amortized over the expected term of the note payable using the interest method with the related accretion charged to operations.

We account for our share-based compensation as required by the Financial Accounting Standards Board ("FASB") ,under authoritative guidance ASC 718 on stock compensation, using the Black Scholes quantitative valuation method. The resulting compensation expense is recognized in the financial statements on a straight-line basis over the vesting period from the date of grant.

Share grants are measured using a fair value method with the resulting compensation cost recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the service period for the stock awards.

Fair value of financial instruments — The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company's financial instruments consisted of cash, cash in escrow, accounts receivable, accounts payable and accrued liabilities, provision for franchisee rescissions and refunds, accrued personnel expenses, due to related party and notes payable. The estimated fair value of these financial instruments approximate the carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model.

Fair value of financial instruments — In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contains provisions that protect holders from declines in the stock price or otherwise could result in modification of the conversion price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued contained such provisions and recorded such instruments as derivative liabilities. See Note 7, Notes payable.

Off Balance Sheet Arrangements

None

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the U.S. ("GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2019.

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

Item 8 – Financial Statements and Supplementary Data – Included on page F-1 within this Annual Report on Form 10-K.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 5, 2015, the Company was notified of the resignation of its independent accounting firm, PKF, Certified Public Accountants, A Professional Corporation ("PKF") effective that date. The Company's Board of Directors accepted the resignation of PKF upon receipt of the notification.

During the Company's two fiscal years ended June 30, 2014 and the subsequent period through June 5, 2015, there were no disagreements between the Company and PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PKF's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's financial statements for such years or periods; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On July 24, 2015 (the "Engagement Date"), our Company engaged Anton & Chia, LLP ("Anton Chia"), as our new independent registered public accounting firm.  The engagement of Anton Chia was approved by our Company's Board of Directors on July 24, 2015.  During the year ended June 30, 2015 and through the Engagement Date, we did not consult with Anton Chia regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by Anton Chia, in either case where written or oral advice provided by Anton Chia would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2015.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2015. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015. Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992"). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2015. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our current officers and directors, as well as certain information about them, are set forth below:
Name	Age	Position

Nicholas Yates	39	Vice President Corporate Operations, Director
Arthur S. Budman	53	Chief Executive Officer, Chief Financial Officer, Director
Alex Kennedy	44	Director of Franchise Development, Director
Steven Finley	50	Director

Nicholas Yates has been our Chairman of the Board of Directors and our Vice President of Operations, as well as the Vice President of Corporate Operations of FHV LLC since July 2013, responsible for the development of FHV LLC's company-owned businesses.  Effective October 1, 2014, Mr. Yates resigned his position as Vice President of Corporate Operations of FHV LLC. From July 2011 to July 2013, Mr. Yates provided consulting services to the Chief Executive Officer of FHV LLC in San Diego, California and, prior to that time, from April 2006 to May 2010, Mr. Yates was the General Manager for FHV Cal.  In January 2014, FHV Cal was dissolved and its shares of the Company's common stock were distributed to a trust of which Mr. Yates is the principal beneficiary.  On March 30, 2007, Mr. Yates filed a Debtor's Petition with the Insolvency and Trustee Service in Australia to declare himself bankrupt in that country.

Arthur S. Budman was appointed as our Chief Executive Officer and Chief Financial Officer on October 1, 2014. From May 19, 2014 to September 30 2014, he oversaw our financial and accounting departments in a consultancy capacity. Mr. Budman has been a Managing Partner of Ameritege Technology Partners, a boutique private equity firm, located in San Diego California, since February 2002. Mr. Budman has been a principal at Rudy Biscuit, Inc. in Buena Park, California, an overstock merchandise liquidation business, since March 2011.

Alex Kennedy was appointed Director of Franchise Development of FHV LLC on October 1, 2014. She was the Chief Executive Officer of FHV LLC (our wholly-owned subsidiary) since February 2013.  Ms. Kennedy served as our Vice President of Franchise Development from December 2011 to February 2013.  From April 2010 to December 2011, Ms. Kennedy served as our Franchise Development Manager.  From September 2007 to April 2010, Ms. Kennedy was the President of Business Development for YoNaturals, Inc. in San Diego, California. From October 2004 to the present, Ms. Kennedy was self-employed as a Realtor in San Diego, California. Ms. Kennedy also served on the Arbitration Board for the North County San Diego Association of Realtors from 2007 to 2011 in San Diego, California.

On October 1, 2015, Ms. Kennedy resigned from the Board of Directors, as well as her position as Director of Franchise Development of the Company's subsidiary FHV LLC.

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

In evaluating director nominees, we principally consider the following among other business and personal factors:

●	The appropriate size of the Board;
●	Our needs with respect to the particular talents and experience of our directors;
●	The knowledge, skills and experience of nominees;
●	Experience with accounting rules and practices; and
●	The nominees' other commitments.

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

Corporate Governance

Board Committees
We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions.  Our current Board plans to form an audit, compensation and nominating committee in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and systems of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our Board of Directors.

Director Independence
The Board believes that Mr. Finley is independent as the term "independent" is defined by the rules of NASDAQ Rule 5605.

Involvement in Certain Legal Proceedings
To our knowledge except as may be noted above or under "Legal Proceedings", none of our directors or executive officers hve been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

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

							Change in
							Pension
							Value and
						Non-	Non-Qualified
						equity	Deferred
				Stock	Option	Incentive	Compensation	All Other
		Salary	Bonus	Awards	Awards	Comp	Earnings	Comp.	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)	($)	($)(3)	($)

Nicholas Yates	2015	200,000	111,500	-	-	-	-	3,980	315,480
Vice President, Operations, Director	2014	190,000	24,626	-	90,750	-	-	4,994	310,370

Arthur S. Budman (4)	2015	184,281	29,410	102,187	-	-	-	1,185	317,063
Chief Executive Officer, Chief Financial Officer, Director	2014	-	-	-	-	-	-	-	-

Alex Kennedy (5)	2015	111,179	81,480	-	-	-	-	4,182	196,841
Director of Franchise Development, Director	2014	136,731	80,114	-	33,000	-	-	3,323	253,168

Mark Cole (6)	2015	-	-	-	-	-	-	-	-
Chief Financial Officer	2014	107,916	-	54,500	-	-	-	-	162,416

Jonathan Shultz (7)	2015	-	-	-	-	-	-	-	-
Chief Financial Officer	2014	47,335	-	-	-	-	-	-	47,335

Steve Finley (8)	2015	12,000	-	-	-	-	-	-	12,000
Independent Director	2014	9,000	-	-	82,500	-	-	-	91,500

Daniel Duval (9)	2015	-	-	-	-	-	-	-	-
Former Director (resigned July 19, 2013). President/Chief Executive Officer, Chief Financial Officer and Treasurer from June 9, 2011 to July 19, 2013.	2014	191,000	-	-	-	-	-	-	191,000

(1)	The amounts in this column are the fair value of stock awards.
(2)
The amounts in this column are the annual fair values of stock option grants in accordance with ASC 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to the consolidated financial statements.

(3)	The amounts in this column are for Company provided health benefits.
(4)	Mr Budman was appointed Chief Executive Officer and Chief Financial Officer on October 1, 2014. Included in Mr. Budman's salary was approximately $60,323 related to consulting wages.
(5)	Ms. Kennedy resigned from the Board of Directors and her position as Director of Franchise Development on October 1, 2015.
(6)	Mr. Cole was appointed the Company's CFO on February 18, 2014 and resigned his position on April 30, 2014. Included in Mr. Cole's salary was approximately $71,458 related to consulting fees.
(7)	Mr. Shultz was appointed the Company's CFO on July 19, 2013 and resigned on August 4, 2013. Included in Mr. Shultz's salary was approximately $40,085 related to consulting fees.
(8)	Mr. Finley is paid $1,000 per month in connection with his role as an independent director of the Company.
(9)	Mr. Duval was paid $191,000 in fiscal 2014 in connection with his indemnity agreement as more fully described in Note 2 to the consolidated financial statements.

Grants of Stock Awards
In connection with his employment agreement, Mr. Budman was granted 250,000 shares of common stock that vest ratably over twelve months, commencing October 15, 2014.

During the year ended June 30, 2014, Mr. Yates was granted options to purchase 500,000 shares of common stock at $.1815 per share, representing 110% of the then fair value of the options at the time of grant. The options were exercisable immediately and were exercised during fiscal 2015 using the cashless exercise feature. As a result, Mr. Yates was issued 488,556 common shares.

Also during the year ended June 30, 2014, Ms. Kennedy was granted options to purchase 200,000 shares of common stock at $.165 per share, representing the then fair value of the options at the time of grant. The options are exercisable immediately and were exercised during fiscal 2015 using the cashless exercise feature. As a result, Ms. Kennedy was issued 193,542 common shares.

Furthermore, during the year ended June 30, 2014, Mr. Finley was granted non-qualified options to purchase 500,000 shares of common stock at $.165 per share, representing the then fair value of the options at the time of grant. The options vest ratably over a three year period and expire five years from the date of grant. During fiscal 2015, Mr. Finley exercised 55,922 options using the cashless exercise feature. As a result, Mr. Finley was issued 50,922 shares of common stock.

Option Exercises and Stock Vested
During the year ended June 30, 2014, Mr. Yates and Ms. Kennedy exercised 500,000 and 200,000 options to purchase common stock, respectively. Additionally, during the year ended June 30, 2015, Mr. Finley exercised 55,552 options to purchase common stock.

Outstanding Equity Awards at Fiscal Year End
At June 30, 2015, Mr. Finley held 444,448 options to purchase common stock, of which 236,115 were exercisable at $.165 per share. At June 30, 2015 Mr. Budman had 62,500 shares of unvested common stock.

Compensation of Directors
On September 4, 2013, the Company appointed Steve Finley as an independent member to its Board of Directors. In connection with Mr. Finley's appointment, he was granted non-qualified stock options to purchase 500,000 shares of the Company's common stock at $.165 per share, the then current value of the stock. The options vest ratably over a three year period and expire five years from the date of grant. Additionally, Mr. Finley is paid $1,000 per month for Board services. During the year ended June 30, 2015, Mr. Finley was paid $12,000 in connection with his Board appointment.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS

The following table sets forth, as of October 6, 2015, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock.  The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on the number of shares outstanding after giving effect to: (i) the Stock Split (ii) cancellation of the shares delivered to the Company pursuant to the Business Transfer and Indemnity Agreement, (iii) 15,648,298 shares issued in connection with the acquisition of assets from FHV Cal (iv) sale of 2,235,951 shares effective July 19, 2013 in a private placement of our securities (v) conversion of notes payable into 706,077 shares of common stock (vi) exercise of stock options and (vii) grant of stock to an employee.

	Amount and	Percentage
	Nature of	of Class
	Beneficiary	Beneficially
Name and Address of Beneficial Owner (1)	Ownership	Owned (2)
Officers and directors
Nicholas Yates, Vice President Corporate Operations, Director (3)	16,185,233	60.10%
Arthur S. Budman, Chief Executive Officer, Chief Financial Officer, Director (4)	250,000	*
Alex Kennedy, Director of Franchise Development, Director	193,542	*
Steven Finley, Director (5)	314,805	1.17%
Daniel Duval, Former Director	-	*

All directors, former directors and executive officers as a group (4 persons)	16,943,580	62.92%
*Represents less than 1% of the outstanding shares.

(1)	Unless otherwise noted, the address is c/o Fresh Healthy Vending International, Inc. 2620 Financial Court, Suite 100, San Diego California 92117.
(2)
Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by 26,929,302 shares, deemed to be the total shares of common stock outstanding as of the date of this tabledate of this table.

(3)	15,648,298 shares are owned by a trust of which Mr. Yates is the principal beneficiary, 488,556 shares are owned by Mr. Yates personally and 48,379 shares are owned by the spouse of Mr. Yates.
(4)	Amounts represent the vested portion of shares eligible to be purchased within sixty days of the date of this table under an employment agreement dated October 1, 2014.
(5)
Amounts represent the vested portion of 263,893 shares eligible to be purchased within sixty days of the date of this table, under an option to purchase common stock granted to Mr. Finley, as well as 50,922 shares of common stock held by Mr. Finley in connection with the cashless exercise of 55,552 options to purchase common stock.

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
•	On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date (the "January 2015 Note") in the amount of $100,000. The January 2015 Note bears interest at the rate of 7% per annum, and is due and payable on April 30, 2015. On April 30, 2015, Mr. Yates extended the maturity date on the Loan from April 30, 2015 to July 31, 2015; and on July 31, 2015, Mr. Yates further extended the maturity date on the Loan to December 31, 2015. Furthermore, on September 18, 2015, Mr. Yates agreed to increase the loan amount. Concurrent with the Loan increase, the Company borrowed $150,000 under the Loan on September 18, 2015.
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

ITEM 14 – Principal Accounting Fees and Services

The aggregate fees billed for the years ended June 30, 2015 and 2014, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year ended	Year ended
	June 30, 2015	June 30, 2014

Audit fees (1)	$80,326	$88,955
Audit related fees (2)	-	2,862
Tax fees (3)	47,000	20,600
All other fees (4)	-	-
	$127,326	$112,417

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

Part IV

ITEM 15 – Exhibits, Financials Statements and Schedules

(a)            Financial Statements

Filed at the end of this Annual Report are the audited financial statements of Fresh Healthy Vending International, Inc. for the years ended June 30, 2015 and 2014.

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

Date: October 13, 2015

Fresh Healthy Vending International, Inc.

/s/ ARTHUR S. BUDMAN
By: Arthur S. Budman
Chief Executive Officer, Chief Financial Officer

Power of Attorney

We, the undersigned directors and/or officers of Fresh Healthy Vending International, Inc., a Nevada corporation, hereby severally constitute and appoint Arthur S. Budman, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done  that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ ART BUDMAN	Chief Executive Officer, Chief Financial Officer	October 13, 2015
Art Budman

/s/ NICHOLAS YATES	Chairman	October 13, 2015
Nicholas Yates

/s/ ALEX KENNEDY	Director of Franchise Development	October 13, 2015
Alex Kennedy

/s/ STEVEN FINLEY	Director	October 13, 2015
Steven Finley

INDEX TO FINANCIAL STATEMENTS

Fresh Healthy Vending International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Fresh Healthy Vending International, Inc.
2620 Financial Court, Suite 100
San Diego, CA 92117

We have audited the accompanying consolidated balance sheet of Fresh Healthy Vending International, Inc. (“the Company”) as of June 30, 2015, and the related consolidated statement of operations, statement of changes in stockholders’ deficit, and statement of cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. The audit also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP
Newport Beach, CA
October 7, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of
Fresh Healthy Vending International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Fresh Healthy Vending International, Inc. and subsidiaries as of June 30, 2014, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended June 30, 2014. Fresh Healthy Vending International, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Healthy Vending International, Inc. and subsidiaries as of June 30, 2014, and the results of its operations and its cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/PKF
San Diego, California	PKF
September 29, 2014	Certified Public Accountants A Professional Corporation

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2015 and 2014

Assets	2015	2014
Current assets:
Cash	$325,337	$607,288
Cash in escrow	93,000	-
Accounts receivable, net	2,067,761	2,022,317
Deferred costs	884,885	738,522
Inventories, net	289,279	182,162
Prepaid expenses and other current assets	89,662	17,570
Total current assets	3,749,924	3,567,859

Property and equipment, at cost:
Vending equipment	312,058	171,745
Computer hardware and software	145,060	127,694
Furniture and fixtures	40,769	36,241
Vehicle	15,597	15,597
Leasehold improvements	63,500	63,500
	576,984	414,777
Less accumulated depreciation and amortization	(223,455)	(135,326)
Net property and equipment	353,529	279,451
Deposits	41,793	40,067
Total assets	$4,145,246	$3,887,377

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,047,675	$1,034,112
Customer advances and deferred revenues	6,428,156	5,456,969
Provision for franchisee rescissions and refunds	575,750	530,923
Accrued personnel expenses	221,194	122,714
Notes payable, net of discount of $453,793 in 2015 and $0 in 2014	653,873	507,666
Derivative liability	397,840	-
Due to related party	95,000	-
Deferred rent	1,440	19,422
Total current liabilities	9,420,928	7,671,806
Convertible notes payable - long term	250,000	-
Total liabilities	9,670,928	7,671,806

Commitments and contingencies (Notes 6 and 10)	-	-

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 26,784,767 issued and outstanding at June 30, 2015 and 26,546,348 issued and outstanding on June 30, 2014	26,783	26,546
Additional paid-in capital	2,072,422	1,696,837
Accumulated deficit	(7,624,887)	(5,507,812)
Total stockholders' deficit	(5,525,682)	(3,784,429)

Total liabilities and stockholders' deficit	$4,145,246	$3,887,377

See accompanying notes to the consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended June 30, 2015 and 2014

	2015	2014
Revenues:
Vending machine sales, net	$5,214,992	$4,592,970
Franchise fees	467,983	277,000
Company owned machines	227,117	207,731
Agency sales (net)	117,413	88,415
Other	246,217	91,911
Net revenue	6,273,722	5,258,027
Cost of revenues	2,940,528	2,539,297
Gross margin	3,333,194	2,718,730
Operating expenses:
Personnel	2,863,363	2,623,840
Marketing	835,110	610,950
Professional fees	395,092	752,687
Insurance	139,054	112,716
Rent	136,905	137,242
Depreciation and amortization	88,517	59,236
Stock compensation	297,115	270,766
Other	545,645	527,626
Total operating expenses	5,300,801	5,095,063
Loss from operations	(1,967,607)	(2,376,333)

Other income (expense):
Interest expense	(95,014)	(22,426)
Accretion of discount on notes payable	(105,057)	(27,692)
Derivative liability income	53,803	-
Total other income (expense), net	(146,268)	(50,118)
Loss before provision for income taxes	(2,113,875)	(2,426,451)
Provision for income tax	3,200	2,400
Net loss	$(2,117,075)	$(2,428,851)
Net loss per share - basic and diluted	$(0.08)	$(0.10)

Weighted average shares used in computing net loss per share - basic and diluted	26,665,768	23,447,814

See accompanying notes to the consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended June 30, 2015 and 2014

	Common	Common	Additional	Accumulated	Total Stockholders'
	Shares	Stock	Paid-in Capital	Deficit	Deficit

Balance at June 30, 2013	-	$-	$-	$(3,078,961)	$(3,078,961)
Outstanding equity prior to reorganization on July 19, 2013 - Green 4 Media	18,382,912	18,383	(18,383)	-	-
Cancellation of common shares	(11,671,713)	(11,672)	11,672	-	-
Issuance of common stock for
purchase of assets	15,648,298	15,648	(15,648)	-	-
Issuance of common stock for cash	2,235,951	2,236	993,798	-	996,034
Conversion of notes payable to common stock
on July 19, 2013	552,418	552	209,448	-	210,000
Conversion of notes payable to common stock
on September 26, 2013	153,659	154	191,929	-	192,083
Issuance of common stock to employee	10,000	10	54,490	-	54,500
Stock-based compensation	-	-	270,766	-	270,766
Exercise of stock options	1,234,823	1,235	(1,235)	-	-
Net loss	-	-	-	(2,428,851)	(2,428,851)
Balance at June 30, 2014	26,546,348	26,546	1,696,837	(5,507,812)	(3,784,429)

Exercise of stock options	50,922	51	(51)	-	-
Issuance of common stock to employee	187,497	186	102,001	-	102,187
Stock-based compensation	-	-	194,928	-	194,928
Valuation of warrants issued with debt	-	-	78,707	-	78,707
Net loss	-	-	-	(2,117,075)	(2,117,075)
Balance at June 30, 2015	26,784,767	$26,783	$2,072,422	$(7,624,887)	$(5,525,682)

See accompanying notes to the consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended June 30, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(2,117,075)	$(2,428,851)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	88,517	59,236
Interest accretion on notes payable	105,057	27,692
Gain on derivative liability	(53,803)	-
Accrued interest on notes payable	-	4,962
Issuance of common stock to employee	102,187	54,500
Stock-based compensation	194,928	270,766
Loss on sales of property and equipment	6,714	10,044
Deferred rent	(17,982)	(17,981)
Bad debt expense	34,111	26,581
Allowance for obsolete Inventory	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	(79,555)	(739,591)
Deferred costs	(146,363)	41,356
Inventories	(157,117)	(122,289)
Prepaid expenses and other assets	(72,092)	(3,567)
Deposits	(1,726)	(15,752)
Accounts payable and accrued liabilities	13,563	427,548
Customer advances and deferred revenues	971,187	1,386,254
Provision for franchisee rescissions and refunds	44,827	(85,251)
Accrued personnel expenses	98,480	38,780
Cash flows used in operating activities	(936,142)	(1,065,563)

Cash flows from investing activities:
Cash in escrow	(93,000)	-
Purchases of property and equipment	(169,747)	(211,316)
Proceeds from sales of property and equipment	438	22,500
Cash flows used in investing activities	(262,309)	(188,816)

Cash flows from financing activities:
Amounts received from related party	100,000	-
Repayments of advances from related party	(5,000)	(42,000)
Proceeds from issuance of notes payable	1,196,500	692,000
Repayment of notes payable	(375,000)	(37,212)
Proceeds from issuance of common stock	-	996,034
Cash flows provided by financing activities	916,500	1,608,822

Change in cash	(281,951)	354,443

Cash, beginning of year	607,288	252,845

Cash, end of year	$325,337	$607,288

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$36,871	$10,322
Income taxes	$3,200	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable into common stock	$-	$402,083

See accompanying notes to the consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.    Organization and description of business

Fresh Healthy Vending International, Inc. (formerly known as "Green 4 Media, Inc., and referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "FHV International" ) operates through its wholly- owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, and FHV Acquisition Corp. (“FHV Acquisition”), as a franchisor of healthy drinks and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for the franchisees; additionally, the Company has negotiated discounts with a national product distribution chain. The Company also operates its own machines and micro markets.

Basis of accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

Liquidity and capital resources

For the year ended June 30, 2015 we had a net loss totaling $2,117,075 and negative cash flows from operations totaling $936,142. Our cash balance at June 30, 2015 was $325,337. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances. Also, we used cash on hand to retire liabilities associated with the franchise rescissions. Our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

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

Use of estimates

The preparation of our Company's financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include our provisions for bad debts, franchisee rescissions and refunds, legal estimates, volatility in the Black Scholes model, and the valuation allowance on deferred income tax assets. It is at least reasonably possible that a change in the estimates will occur in the near term.

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We receive ongoing royalty fees and annual advertising fees as a percentage of either franchisees' gross revenues or gross margins on vending machine sales.

We recognize revenues and associated costs in connection with franchisees (machines and franchise fees) at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement. We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying consolidated statements of operations as agency sales, net. During fiscal 2015, the Company changed the process by which franchisees order products. Currently, all franchisees order directly from our national distributor and the Company receives a commission of 5% on those purchases. We recognize the commission when earned. The Company recognizes revenue on product sales of company-owned machines when products are purchased; we receive electronic sales records on our company- owned units. We recognize royalty fees as revenue when earned. Advertising fees are recorded as a liability until marketing expenditures are incurred.

The Company records the amount of a franchise sale, machines and franchise fees, as deferred revenue until the conditions above have been met. Once the machines are installed, the Company records the corresponding machine and franchise fee as revenue, on a pro rata basis based on the number of machines installed relative to the total machines purchased.

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life.

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2015 and 2014, the Company's provision for franchisee rescissions and refunds totaled $575,750 and $530,923, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

Franchise contracts

We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of machines plus 100% of the franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets.

A typical ten unit franchise contract would include the following:
Franchise fee per machine: $1,000
Cost per machine: $10,000
Total franchise cost: $110,000 ($1,000 X 10 + $10,000 X 10)
Initial payment upon signing contract: $50,000 (100% of franchise fees of $10,000 + 40% of machine cost of $100,000)

Upon the signing of the contract, the Company records the initial payment of $50,000 to cash, with the remaining contract value of $60,000 to accounts receivable and records the total contract value of $110,000 to deferred revenue.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2015, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,067,761, $884,885 and $6,428,156, respectively. As of June 30, 2014, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,022,317, $738,522 and $5,456,969, respectively.

Furthermore, the Company has deferred revenue of $874,909 in excess of one year as of June 30, 2015 which consisted of the following: amounts related to ongoing franchisees - $562,895; amounts related to a franchisee requesting a hold on location procurement - $201,400; amounts related to franchisees that voluntarily left the system - $110,614. As of June 30, 2014, deferred revenue in excess of one year aggregated $307,250.

Deferred revenue consisted of the following as of June 30, 2015 and 2014.

	2015	2014

Vending machines - new	$3,856,387	$3,762,224
Vending machines - used	1,244,770	1,114,670
Micro markets - new	800,000	30,000
Franchise fees	522,517	411,500
Other	4,482	138,575
	$6,428,156	$5,456,969

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at June 30, 2015. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At June 30, 2015, bank balances, per our bank, exceeding federally insured limits totaled $106,798. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At June 30, 2015 and 2014, the Company had $93,000 and $0, respectively maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $100,692 and $66,581 at June 30, 2015 and 2014, respectively.

Inventories and deferred costs

Inventories consist of vending machines and micro markets held for sale, purchased food and beverages in Company- owned vending machines and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment consists primarily of Company owned vending machines and micro markets, computer and office equipment and software used in our operations. Property and equipment is carried at cost and depreciated using the straight-line method over their estimated useful lives of the individual assets (generally five to seven years). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the years ended June 30, 2015 and 2014 totaled $88,517 and $59,236, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the years ended June 30, 2015 and 2014, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Deferred rent

We entered into an operating lease for our corporate offices in San Diego, California that contains provisions for future rent increases, leasehold improvement allowances and rent abatements. We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheet. Additionally, our Company recorded as deferred rent the cost of the leasehold improvements paid by the landlord, which is amortized on a straight-line basis over the term of the lease. Effective, August 1, 2015, the Company entered into a new seven year lease agreement for its corporate operations and warehouse facilities.

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled $835,110 and $610,950 for the years ended June 30 2015 and 2014, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in management's opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company's valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of June 30, 2015 and 2014, and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

ASC 740, Income Taxes ("ASC 740"), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely- than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of June 30, 2015 and 2014, and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2015 and 2014.

Valuation of options and warrants to purchase common stock and share grants

We separately value warrants to purchase common stock when issued in connection with notes payable using the Black Scholes quantitative valuation method. The value of such warrants is recorded as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable. The value of the discount is applied to the note payable and amortized over the expected term of the note payable using the interest method with the related accretion charged to operations.

We account for our share-based compensation as required by the Financial Accounting Standards Board ("FASB"), under authoritative guidance ASC 718 on stock compensation, using the Black Scholes quantitative valuation method. The resulting compensation expense is recognized in the financial statements on a straight-line basis over the vesting period from the date of grant.

Share grants are measured using a fair value method with the resulting compensation cost recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the service period for the stock awards.

Fair value of financial instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company's financial instruments consisted of cash, cash in escrow, accounts receivable, accounts payable and accrued liabilities, provision for franchisee rescissions and refunds, accrued personnel expenses, due to related party and notes payable. The estimated fair value of these financial instruments approximate the carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model.

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contains provisions that protect holders from declines in the stock price or otherwise could result in modification of the conversion price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued contained such provisions and recorded such instruments as derivative liabilities. See Note 7, Notes payable.

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options excluded from earnings per share totaled 1,134,448 and 500,000 at June 30, 2015 and 2014, respectively.

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

New accounting standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2019.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides principles and definitions for management that are intended to reduce diversity in the timing and content of disclosures provided in footnotes. Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued (or are available to be issued, where applicable). We are currently evaluating the impact of our pending adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal 2017.

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

We charged the cash paid to Mr. Duval ($191,000) in connection with the cancellation of his shares to operating expenses during the year ended June 30, 2014.

The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein FHV LLC is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

3.	Franchise information

Our franchise agreements generally require an initial non-refundable fee per machine of $1,000. New franchisees are generally required to purchase a minimum of ten vending machines or micro markets. Initial franchise fees are primarily intended to compensate our Company for granting the right to use our Company's trademark and to offset the costs of finding locations for vending machines, developing training programs and the operating manual. The term of the initial franchise agreement is generally five to ten years. Options to renew the franchise for one or five year terms are generally available for $1,000 or $5,000 per franchise, respectively.

Beginning in 2012, franchise agreements generally also provide for continuing royalty and advertising fees that are based on monthly gross revenues of each vending machine that exceeds a minimum number of weekly transactions. The royalty fee (generally 6% of gross revenues, payable monthly) compensates our Company for various advisory services that we provide to the franchisee on an on-going basis. The advertising fee (generally $75 per machine per year) funds various marketing efforts as determined at our discretion.

We recorded net agency revenues for the sales of food and beverages in the accompanying statements of operations of $117,413 and $88,415 for the years ended June 30, 2015 and 2014, respectively.

United States franchise statistics for the years ended June 30, 2015 and 2014 are as follows:

Franchises in operation as of June 30, 2013	150
New franchises granted	52
Franchises cancelled	(22)
Franchises in operation as of June 30, 2014	180
New franchises granted	58
Cancelled	(28)
Franchises in operation as of June 30, 2015	210

We operated 60 and 17 vending machines and micro markets for our own benefit as of June 30, 2015 and 2014, respectively.

4.	Related party transactions

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date (the "January 2015 Note") in the amount of $100,000. The January 2015 Note bears interest at the rate of 7% per annum, and was set to mature on April 30, 2015. On April 30, 2015, Mr. Yates extended the maturity date on the Loan from April 30, 2015 to July 31, 2015; on July 31, 2015, Mr. Yates further extended the maturity date on the Loan to December 31, 2015. As of June 30, 2015, $95,000 was outstanding under the Loan. On September 18, 2015, Mr. Yates agreed to increase the available loan amount. Concurrent with the Loan increase, the Company borrowed $150,000 under the Loan on September 18, 2015.

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

Our vending machines and micro markets are supplied by a single manufacturer. Although there are a limited number of manufacturers of vending machines and micro markets, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect our operating results.

Our food products are primarily supplied by one national distributor. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by our franchise network, we believe that other distributors could provide similar products on comparable terms. The Company, and its franchisees, also use supplemental suppliers for their product selections, in addition to the national distributor. A change is suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect our operating results.

6.	Contingencies

In June 2014, we received an inquiry from the California Department of Business Oversight (“DBO” related to the sale of 15 franchises that occurred between March 2014 and May 2014. On November 7, 2014, the DBO issued a Stop Order and Citation (“Stop Order”), which prohibits us from selling franchises in the state of California until November 7, 2016. The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO’s prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk. The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys’ fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014. Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond. The total rescission payments, aggregating $934,500, were completed by July 2015. As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order.

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

On June 11, 2014, Seaga Manufacturing, the Company’s supplier of automatic merchandising equipment, filed a lawsuit in Illinois state court alleging one count of breach of contract claiming that the Company failed to make payments and to meet the yearly minimum volume of purchases. On August 14, 2014, the Company filed its answer, affirmative defenses, and counterclaims against Seaga. The counterclaims included claims for breach of contract, breach of express warranty, breach of implied warranties of merchantability and fitness for particular purpose, and indemnification. On May 1, 2015, the court granted Seaga’s motion to dismiss the Company’s implied warranty claims. On January 9, 2015, Seaga filed a third-party complaint against the manufacturer of the automatic merchandising equipment, Saeco Vending S.P.A., and on August 26, 2015, the court dismissed the third-party complaint. The Company intends to vigorously contest these allegations in court.

On May 28, 2014 a franchisee filed a complaint against the Company and certain current and former employees (collectively “Defendants”). The initial Complaint included employment law claims for unpaid wages, which were dismissed on demurrer. Plaintiffs’ operative First Amended Complaint alleges the following six causes of action: (1) Restitution following Rescission; (2) Fraud; (3) Breach of Contract – Franchise Agreement; (4) Breach of Contract – Franchisee Development Team Agreement; (5) Unfair Competition under California Business and Professions Code section 17200; and (6) False Advertising. Each of these causes of action are alleged against the Company. In addition, Plaintiffs named certain individual defendants in their causes of action for Fraud, Unfair Competition, and False Advertising.

Defendants filed an Answer to Plaintiffs’ First Amended Complaint in April of 2015. Written discovery has commenced and trial of the matter is currently scheduled to begin in January of 2016. No depositions have taken place and the parties have submitted a joint stipulation to continue the trial until April of 2016. The Company intends to vigorously contest these allegations in Court.

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

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the Chairman of the Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock (Note 8), $33,333 was repaid and $9,666 principal remained outstanding. As of June 30, 2015 and 2014, $6,666 of principal remained outstanding under the above notes.

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

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000. The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan. The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights. The initial Notes are secured by substantially all assets of the Company. On September 23, 2014, the holders of the Company’s Initial Notes extended the maturity date from February 14, 2015 to March 15, 2016.

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company may be able to borrow up to $1.5 million through the issuance of convertible secured debt. The principal terms of the Financing Agreement are as follows:

•	The Company may borrow up to $1.5 million in tranches of up to $150,000 each.
•	The first tranche of $150,000 was issued at the closing of the transaction and was used to acquire and put into service Company-owned micro markets. An additional amount of $100,000 was issued during the quarter ended December 31, 2014. The balance at June 30, 2015 was $250,000.
•	All subsequent tranches shall be in the amount of up to $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service.
•	The notes payable issued under the terms of the Financing Agreement are due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.
•	Interest on the borrowings accrues at a rate of 10% per annum, and is payable quarterly. In the event the Company elects to extend the maturity date of a tranche, the interest rate will increase to 12% per annum on that tranche.
•	The lender may at its discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28 per share.
•	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.
•	Borrowings are secured by the Company-owned micro markets.

There was no beneficial conversion associated with the above note as the stock price was lower than the conversion price.

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date (the "January 2015 Note") in the amount of $100,000. The January 2015 Note bears interest at the rate of 7% per annum, and was set to mature on April 30, 2015. On April 30, 2015, Mr. Yates extended the maturity date on the Loan from April 30, 2015 to July 31, 2015; on July 31, 2015, Mr. Yates further extended the maturity date on the Loan to December 31, 2015. As of June 30, 2015, $95,000 was outstanding under the Loan. On September 18, 2015, Mr. Yates agreed to increase the loan amount. Concurrent with the Loan increase, the Company borrowed $150,000 under the Loan on September 18, 2015.

On March 13, 2015, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Gemini Master Fund, Ltd. (the "Purchaser"), under which the Company issued a Note (the "Note") aggregating $375,000, for a purchase price of $346,500. The Note bears interest at the rate of 12% per annum. The Note matured 90 days from the closing date payable in cash. Under the terms of Purchase Agreement, the Company also issued a warrant (the "Warrant") granting the Purchaser the right to purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.60 per share, subject to adjustments and anti-dilution provisions. The Warrant expires on the seventh anniversary from the issuance date.

If the Company, at any time while this Warrant is outstanding, shall issue shares of Common Stock or securities or rights convertible or exchangeable into shares of common stock at a price per share less than the then current exercise price, then the Warrant exercise price shall be reduced to such lower price per share and the number of Warrant shares issuable hereunder shall be increased such that the aggregate exercise price payable hereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

Subject to an anti-dilution adjustment, the Company issued the Purchaser the right to purchase up to an additional 150,000 shares of the Company’s common stock. Concurrent with the Purchaser’s right to purchase additional shares of the Company’s common stock (up to 300,000 shares), the exercise price of the Warrant was reduced to $.30 per share.

In connection with the issuance of the Note and Warrant, the Company has recorded $95,625 as a discount on the Note and derivative liability; additionally, $28,500 representing the discount on the proceeds of the Note has been recorded as a discount on the Note payable. We calculated the value of the discount using the Black-Scholes option pricing model employing the following assumptions: volatility of common stock – 88%; risk-free interest rate – 0.77%; forfeiture rate – 0%; value per share of common stock - $0.52; strike price - $0.30; term – 7 years.

The discount is amortized as interest expense over the term of the loan using the effective interest rate method. During the year ended June 30, 2015, the Company charged $78,750 to interest expense relating to the discount on the Note. The derivative liability is revalued each period. During the year ended June 30, 2015, the Company has recorded a derivative loss of $45,375. At June 30, 2015 the Company had a derivative liability related to the Purchase Agreement of $95,625.

The Note was repaid on June 10, 2015. On August 19, 2015, the Purchaser converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature.

On June 10, 2015, the Company issued a $600,000 convertible promissory note (the “Promissory Note”) with interest payable at 10% per annum. In connection with the issuance of the Promissory Note, the Company also issued 2,000,000 common stock purchase warrants, with a term of four years, at an exercise price of $.75 per share.

The Promissory Note matures twelve months from issuance, may be extended for an additional three months, and may be converted at any time in whole or in part, at the lesser of:

(i)	25% discount to the next round of financing prior to conversion in excess of $1 million; or
(ii)	$.30 per share; or,
(iii)	Commencing six months after issuance date, at the investor’s sole discretion, at a 20% discount to the lowest trading price ten business days prior to conversion.

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as interest expense over the term of the loan using the effective interest rate method. During the year ended June 30, 2015, the Company charged $26,307 to interest expense relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the year ended June 30, 2015, the Company has recorded a derivative gain of $99,178. At June 30, 2015 the Company had a derivative liability related to the Promissory Note of $302,215.

We calculated the value of the discount using the Black-Scholes option pricing model employing the following assumptions: volatility of common stock – 76%; risk-free interest rate – 0.28%; forfeiture rate – 0%; value per share of common stock - $0.45; strike price - $0.75; term – 4 years.

The Promissory Note maturity may also be extended for an additional three months. Furthermore, there will be a full ratchet, anti-dilution with respect to the shares of common stock only (no adjustments will be made to the warrants), for any equity or Convertible Debt financing completed or a definitive Term Sheet exercised within twelve months of closing or fifteen months if the Company exercises its one-time extension. The ratchet does not come into effect for any non-convertible debt offering arranged by the Company, its advisors or bankers.

As of June 30, 2015 and 2014, notes payable consisted of the following:

	2015	2014
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on March 15, 2016	$501,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum. All principal and interest is due on June 10, 2016, net of discount on note of $453,793,	146,207	-

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures two years from each funding.	250,000	-

Other	6,666	6,666
	903,873	507,666

Less current maturities	(653,873)	(507,666)

	$250,000	$-

Maturities of notes payable, net of discounts, are as follows:

June 30, 2016	$653,873
June 30, 2017	250,000

	$903,873

8.	Stockholders' deficit

In connection with the FHV Acquisition (Note 2), we issued 15,648,298 shares of common stock to FHV Cal in exchange for all of FHV Cal's assets. FHV Cal's principal asset consisted of the operations and assets of FHV LLC.

In July 2013, in connection with the FHV Acquisition, we completed the sale of 2,235,951 common shares to 18 investors in exchange for proceeds of $996,034, net of offering costs of $3,966.

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

During the year ended June 30, 2014, the Company issued 1,985,000 options under the 2013 Equity Incentive Plan (Note 9). In connection with the option issuance, the Company charged $270,766 to operations and additional paid-in capital. Additionally, during the year ended June 30, 2014, 1,285,000 options (1,234,823 options on a cashless basis) were exercised.

During the year ended June 30, 2015, the Company issued 735,000 options under the 2013 Equity Incentive Plan (Note 9). In connection with the option issuance, the Company charged $194,928 to operations and additional paid-in capital. Additionally, during the year ended June 30, 2015, 55,552 options (50,922 options on a cashless basis) were exercised and have a vesting term of 36 months.

During the year ended June 30, 2015, the Company issued 187,497 shares of common stock to its Chief Executive Officer and Chief Financial Officer. In connection with the stock issuance, the Company recorded the fair value of the shares totaling $102,187 to common stock and additional paid-in capital.

In connection with the Purchase Agreement and the issuance of the Warrant (Note 7), the Company has recorded the fair value of $95,625 as a discount on the Note and derivative liability.

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital.

9.	Stock-based compensation

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by a majority of our shareholders (as determined by shareholdings) on September 4, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan were initially not exceed in the aggregate 2,600,000 shares of the common stock of our Company. On July 13, 2015, the Company increased the total number of shares that may be issued under the 2013 Plan to 4,000,000.

During the years ended June 30, 2015 and 2014, the Company granted stock options under its 2013 Plan. Stock- based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in operating expense in the accompanying consolidated statement of operations for the years ended June 30, 2015 and 2014. During the years ended June 30, 2015 and 2014, options issued were valued using the Black Scholes method assuming the following:

Expected volatility	88%
Dividend yield	0%
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $297,115 and $270,766 for the years ended June 30, 2015, and 2014, respectively.

The following table summarizes the stock option activity for the years ended June 30, 2015 and 2014:

	Years ended June 30, 2015 and 2014
	Options	Weighted Averge Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2013	-	-		-
Granted	1,985,000	$0.169
Exercised	(1,285,000)	$0.171		$6,741,975
Forfeited	(200,000)	$0.165
Outstanding at June 30, 2014	500,000	$0.165	4.25	$937,500
Granted	735,000	$0.508
Exercised	(55,552)	$0.165		$100,826
Forfeited	(45,000)	$0.550
Outstanding at June 30, 2015	1,134,448	$0.372	5.38	$20,420

Vested at June 30, 2015	291,666	$0.165	3.25	$65,625
Nonvested at June 30, 2015	842,782	$0.443	5.94	$44,667

At June 30, 2015, the total estimated unrecognized compensation cost related to non-vested stock options totaled $324,314 which is expected to be recognized over a weighted average period of 16 months. The weighted-average grant date fair value of options granted during the year ended June 30, 2015 was $.30 per share.

Stock Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at June 30, 2013	-
Granted	1,985,000	$0.39
Vested/Issued	(1,410,000)	0.20
Forfeited	(200,000)	0.10
Nonvested shares at June 30, 2014	375,000	1.27

Granted	735,000	0.30
Vested/Issued	(222,218)	1.27
Forfeited	(45,000)	0.33
Nonvested shares at June 30, 2015	842,782	$0.48

During the year ended June 30, 2015, following warrants have been granted.

Warrants issued in connection with $375,000 Purchase Agreement. The warrants expire in 2022 and have an exercise price of $.30 per share	300,000

Warrants issued in connection with $600,000 Promissory Note. The warrants expire in 2019 and have an exercise price of $.75 per share.	2,000,000

Total warrants issued	2,300,000

These warrants have weighted average remaining contractual life of six years and weighted average exercise price of $0.69 per share.

10.	Leases

The Company leases corporate and warehouse facilities (the "Facility Leases") in San Diego aggregating 7,083, square feet. Our corporate offices are located at 9605 Scranton Road, Suite 801, San Diego, California 92121. This Facility Lease commenced in May 2010. The current monthly rental payment, including utilities and operating expenses for the Facility Leases, is approximately $15,922. On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $14,625. Future minimum lease payments under the Company’s Facility Lease is as follows:

2016: $176,800; 2017: $180,168; 2018: $185,419; 2019: $190,855; 2020: $196,481: Thereafter: $428,037 Rent expense totaled $136,905 and $137,242 for the years ended June 30 2015 and 2014, respectively.

11.	Income taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of June 30, 2015 and 2014, the Company had a full valuation allowance on its deferred tax assets.

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	June 30, 2015	June 30, 2014
Current tax provision (benefit):
Federal	$-	$-
State	3,200	2,400
	3,200	2,400

Deferred tax provision (benefit):
Federal	-	-
State	-	-
	-	-

Total provision for income taxes	$3,200	$2,400

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes to the recognized income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows for the years ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Expected tax at 34%	$(718,717)	$(824,993)
State income tax, net of federal tax	(117,346)	(131,592)
Change in valuation allowance	790,150	868,879
Non-deductible expenses	16,343	49,724
Other	32,770	40,382

Provision for income taxes	$3,200	$2,400

Significant components of deferred tax assets and liabilities are shown below:

	June 30, 2015	June 30, 2014
Deferred tax assets: (liabilities)
Net operating loss	$2,575,240	$1,646,530
Accruals	31,317	46,297
Compensation	114,618	67,927
State tax	1,088	816
Bad debt reserve	40,110	26,523
Revenue	-	159,238
Contributions	1,304	456
Other	-	7,736
Total gross deferred tax assets	2,763,677	1,955,523
Valuation allowance	(2,672,770)	(1,910,592)
Net deferred tax assets	90,907	44,931
Total deferred tax liabilities:
Property and equipment	(31,101)	(44,931)
Other	(59,806)	-

Totals	$-	$-

During the years ended June 30, 2015 and 2014, the valuation allowance increased $762,178 and $868,879, respectively. At June 30, 2015, the Company has federal and state net operating loss carryforwards of approximately $6,549,000. The federal and state loss carryforwards begin to expire in 2031 unless previously utilized. Our tax returns for the years 2011 - 2014 are open for examination by the taxing authorities.

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

12.        Subsequent events

Properties

On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $14,625.

Notes payable and related party transactions

On September 18, 2015, Mr. Yates, the Company’s Chairman, agreed to loan the Company an additional amount (Note 7). Concurrent with the Loan increase, the Company borrowed $150,000 under the Loan on September 18, 2015. The loan matures on December 31, 2015.

On August 19, 2015, Gemini Master Fund Ltd (Note 7) converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature.

Options grant

On July 1, 2015, the Company’s Board of Directors granted 50,000 options to an employee of the Company at an exercise price of $0.39 per share.

On July 10, 2015, the Company’s Board of Directors granted 125,000 options to an advisor of the Company at an exercise price of $0.41 per share.

Common stock grant

Effective July 1, 2015, the Company engaged an investor relations firm under a two year contract.  The contract includes the grant of 180,000 common shares payable as follows: January 31, 2016 – 45,000 shares; July 31, 2016 – 45,000 shares, January 31, 2017 – 45,000 shares, and July 31, 2017 – 45,000 shares.  The contract may be terminated upon 30 days written notice.  In the event of termination, the Company will issue common shares based on a prorated basis of 7,500 per month.