Form 10-Q
period 2015-09-30
Fresh Healthy Vending International, Inc.
filed 2015-11-23
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to______

Commission File No. 000-55164

FRESH HEALTHY VENDING INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2511250
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2620 Financial Court, Suite 100, San Diego, California 9211
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of November 20, 2015: 26,949,115

FRESH HEALTHY VENDING INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Three Months Ended September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2015 (unaudited)	June 30, 2015
Assets
Current assets:
Cash	$110,503	$325,337
Cash in escrow	364,000	93,000
Accounts receivable, net	2,064,031	2,067,761
Deferred costs	701,695	884,885
Inventories, net	336,016	289,279
Prepaid expenses and other current assets	107,451	89,662

Total current assets	3,683,696	3,749,924

Property and equipment:
Vending	356,837	312,058
Computer	145,060	145,060
Leasehold	18,834	63,500
Furniture	50,725	40,769
Vehicle	15,597	15,597

Less accumulated depreciation and amortization	(188,008)	(223,455)

	399,045	353,529

Deposits	37,827	41,793

Total assets	$4,120,568	$4,145,246

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,081,995	$1,047,675
Customer advances and deferred revenues	6,489,405	6,428,156
Provision for franchisee rescissions and refunds	1,023,400	575,750
Accrued personnel expenses	161,798	221,194
Notes payable, net of discount of $333,768 ($453,793 at June 30, 2015)	923,898	653,873
Derivative liability	292,057	397,840
Notes payable to related party	245,000	95,000
Deferred rent	-	1,440

Total current liabilities	10,217,553	9,420,928

Convertible notes payable - long term	100,000	250,000

Total liabilities	10,317,553	9,670,928

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 26,949,115 outstanding (26,784,767 at June 30, 2015)	26,947	26,783
Additional paid-in capital	2,270,473	2,072,422
Accumulated deficit	(8,494,405)	(7,624,887)

Total stockholders' deficit	(6,196,985)	(5,525,682)

Total liabilities and stockholders' deficit	$4,120,568	$4,145,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended September 30,
	2015	2014
Revenues:
Vending machine sales, net	$1,259,467	$1,634,579
Franchise fees	108,677	139,760
Company owned machines	113,782	29,840
Agency sales (net)	23,512	17,604
Other	56,010	33,084

Total revenue, net	1,561,448	1,854,867

Cost of revenues	800,854	812,963

Gross margin	760,594	1,041,904

Operating expenses:
Selling, general and administrative	1,468,264	1,246,166

Loss from operations	(707,670)	(204,262)

Other expense:
Interest expense	(41,173)	(15,255)
Accretion of discount on notes payable	(120,025)	(26,224)
Derivative liability loss	(650)

Loss before provision for income taxes	(869,518)	(245,741)

Provision for income taxes	-	5,622

Net loss	$(869,518)	$(251,363)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average shares used in computing net loss per share - basic and diluted	26,862,513	26,591,735

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	For the three months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(869,518)	$(251,363)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	28,053	18,996
Interest accretion on notes payable	120,025	26,224
Loss on derivative liability	650	-
Issuance of common stock to employee	21,562	-
Stock-based compensation	70,220	42,222
Loss on sales of property and equipment	-	2,464
Deferred rent	(1,440)	(4,496)
Changes in operating assets and liabilities:
Accounts receivable	3,730	(323,011)
Deferred costs	183,190	(77,930)
Inventories	(46,737)	34,069
Prepaid expenses and other assets	(17,789)	3,477
Deposits	3,966	-
Accounts payable and accrued liabilities	34,320	68,959
Customer advances and deferred revenues	61,249	346,296
Provision for franchisee rescissions and refunds	447,650	(11,950)
Accrued personnel expenses	(59,396)	18,635

Cash flows used in operating activities	(20,265)	(107,408)

Cash flows from investing activities:
Purchases of property and equipment	(73,569)	(75,000)
Cash in escrow	(271,000)	-
Proceeds from sales of property and equipment	-	438

Cash flows used in investing activities	(344,569)	(74,562)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	150,000	-
Proceeds from issuance of notes payable	-	150,000

Cash flows provided by financing activities	150,000	150,000

Change in cash	(214,834)	(31,970)

Cash, beginning of period	325,337	607,288

Cash, end of period	$110,503	$575,318

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$2,115	$10,314
Income taxes	$800	$5,622
Supplemental disclosure of non-cash activities:
Exercise of cashless warrants	$106,433	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and description of business

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

Basis of accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q.  Accordingly, these unaudited condensed consolidated statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented.   The results of operations for any interim period are not necessarily indicative of results for the full year.

These unaudited condensed consolidated statements should be read in conjunction with the Company's filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2015 filed on October 13, 2015.

Liquidity and capital resources

For the three months ended September 30, 2015 we had a net loss totaling $869,518 and negative cash flows from operations totaling $20,265.  Our cash balance at September 30, 2015 was $110,503.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchise rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

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
Notes to Unaudited Condensed Consolidated Financial Statements
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

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay.  As of September 30, 2015 and June 30, 2015, the Company's provision for franchisee rescissions and refunds totaled $1,023,400 and $575,750, respectively.  There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

Franchise contracts

We invoice franchisees in full at the time that we enter into contractual arrangements with them.  Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of amounts due for vending machines plus 100% of the initial franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets.
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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of September 30, 2015, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $2,064,031, $701,695 and $6,489,405, respectively.  As of June 30, 2015, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $2,067,761, $884,885 and $6,428,156, respectively.

Furthermore, the Company has deferred revenue of $1,002,062 in excess of one year as of September 30, 2015 which consisted of the following: amounts related to ongoing franchisees - $800,662; and amounts related to a franchisee requesting a hold on location procurement - $201,400. As of June 30, 2015, deferred revenue in excess of one year aggregated $874,909.

Deferred revenue consisted of the following as of September 30, 2015 and June 30, 2015:
	September 30, 2015	June 30, 2015

Vending machines - new	$5,123,813	$3,856,387
Vending machines - used	53,167	1,244,770
Micro markets - new	787,415	800,000
Franchise fees	520,530	522,517
Other	4,480	4,482
	$6,489,405	$6,428,156

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  We had no cash equivalents at September 30, 2015 and June 30, 2015.  We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits.  At September 30, 2015, no bank balances exceeded federally insured limits.  We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At September 30, 2015 and June 30, 2015, the Company had $364,000 and $93,000, respectively, maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $100,692 at both September 30, 2015 and June 30, 2015, respectively.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Inventories

Inventories consist of vending machines and micro markets held for sale, purchased food and beverages in Company-owned vending machines and micro markets and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment consists primarily of Company-owned vending machines and micro markets, computer and office equipment and software used in our operations.  Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (84 months).  During the quarter ended September 30, 2015, the Company offset the fully depreciated value of leasehold improvements associated with the prior lease aggregating $63,500 to leasehold improvements and accumulated amortization. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 totaled $28,053 and $18,996, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets for the three months ended September 30, 2015 and 2014, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

Deferred rent

The operating lease for our corporate office in San Diego, California contains provisions for future rent increases, leasehold improvement allowances and rent abatements.  We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term.  The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying condensed consolidated balance sheets.  Effective August 1, 2015, the Company entered into a new seven year lease agreement for its corporate operations and warehouse facilities. Please see Note 7. Leases.

Marketing and advertising

We expense marketing and advertising costs as incurred.  We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash.  Marketing and advertising expense totaled $205,954 and $180,598 for the three months ended September 30, 2015 and 2014, respectively.

Freight costs and fees

Outbound freight charged to customers is recorded as revenue.  The related outbound freight costs are considered period costs and charged to cost of revenues.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contains provisions that protect holders from declines in the stock price or otherwise could result in modification of the conversion price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued contained such provisions and recorded such instruments as derivative liabilities. See Note 2, Notes Payable.

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive stock options, warrants, and shares issuable upon conversion of debt excluded from earnings per share totaled 3,504,761 and 549,343 at September 30, 2015 and 2014, respectively.

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

Our Company is subject to state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  See Note 5 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended September 30, 2015 of which these Financial Statements form a part.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

2.   Notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999.  The notes were unsecured and bore interest at 12% per annum.  The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements).  Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company.  On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding.  As of September 30, 2015 and June 30, 2015, $6,666 of principal remained outstanding under the above notes.

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
Notes to Unaudited Condensed Consolidated Financial Statements

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company may be able to borrow up to $1.5 million through the issuance of convertible secured debt.  The principal terms of the Financing Agreement are as follows:

●	The Company may borrow up to $1.5 million in tranches of up to $150,000 each.
●	The first tranche of $150,000 was issued at the closing of the transaction and was used to acquire and put into service Company-owned micro markets. An additional amount of $100,000 was issued during the quarter ended December 31, 2014. The balance at September 30, 2015 was $250,000.
●	All subsequent tranches shall be in the amount of up to $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service.
●	The notes payable issued under the terms of the Financing Agreement are due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.
●	Interest on the borrowings accrues at a rate of 10% per annum, and is payable quarterly. In the event the Company elects to extend the maturity date of a tranche, the interest rate will increase to 12% per annum on that tranche.
●	The lender may at its discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28 per share.
●	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.
●	Borrowings are secured by the Company-owned micro markets.

There was no beneficial conversion associated with the above Financing Agreement as the stock price was lower than the conversion price.

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the"Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date (the "January 2015 Note") in the amount of $100,000. The January 2015 Note bears interest at the rate of 7% per annum, and was set to mature on April 30, 2015. On April 30, 2015, Mr. Yates extended the maturity date on the Loan from April 30, 2015 to July 31, 2015; on July 31, 2015, Mr. Yates further extended the maturity date on the Loan to December 31, 2015. As of September 30, 2015 and June 30, 2015, $95,000 was outstanding under the Loan. On September 18, 2015, Mr. Yates agreed to increase the loan amount. Concurrent with the Loan increase, the Company borrowed $150,000 under the Loan on September 18, 2015.

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

The Note was repaid on June 10, 2015. On August 19, 2015, the Purchaser converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature. In connection with the warrant exercise, the Company recorded a derivative loss of $10,808 during the quarter and charged $106,433 to additional paid-in capital.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as interest expense over the term of the loan using the effective interest rate method. During the quarter ended September 30, 2015, the Company charged $120,025 to interest expense relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the quarter ended September 30, 2015, the Company has recorded a derivative gain of $10,158. At September 30, 2015 the Company had a derivative liability related to the Promissory Note of $292,057.

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

The conversion terms of the Promissory Note were amended pursuant to a first amendment to Promissory Note, dated October 14, 2015. The adjustable pricing mechanism commencing 6 months after the Promissory Note issuance date at a 20% discount to the lowest trading price 10 business days prior to conversion was removed.  The negative covenants set forth in the subscription agreement were also amended pursuant to a first amendment to subscription agreement, dated October 14, 2015. Please see Note 8. Subsequent Events.

As of September 30, 2015 and June 30, 2015, notes payable consisted of the following:
	September 30, 2015	June 30, 2015
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on March 15, 2016	$501,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum. All principal and interest is due on June 10, 2016, net of discount on note of $333,768.	266,232	146,207

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures two years from each funding.	250,000	250,000

Other	6,666	6,666
	1,023,898	903,873
Less current maturities	(923,898)	(653,873)
	$100,000	$250,000
Maturities of notes payable, net of discounts, are as follows:
June 30, 2016	$923,898	$653,873
June 30, 2017	100,000	250,000
	$1,023,898	$903,873
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
Notes to Unaudited Condensed Consolidated Financial Statements
4.   Stock-based compensation

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

During the three months ended September 30, 2015, the Company granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014.  During the three months ended September 30, 2015 and 2014, options issued were valued using the Black Scholes method assuming the following:

Expected volatility	88%
Dividend yield	0%
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company.  The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $70,220 and $42,222 during the three months ended September 30, 2015 and 2014, respectively.

The following table summarizes the stock option activity for the three months ended September 30, 2015:
	Options	Weighted Average Exercise Price

Outstanding at June 30, 2015	1,134,448	$0.372
Granted	175,000	$0.404
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2015	1,309,448	$0.376

5.   Contingencies

In June 2014, we received an inquiry from the California Department of Business Oversight (“DBO” related to the sale of 15 franchises that occurred between March 2014 and May 2014. On November 7, 2014, the DBO issued a Stop Order and Citation (“Stop Order”), which prohibits us from selling franchises in the state of California until November 7, 2016. The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO’s prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk. The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys’ fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014. Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond, and therefore lost their right of rescission due to the elapsed time as stipulated by the DBO. The total rescission payments, aggregating $934,500, were completed by July 2015. As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order.

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

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

6.   Stockholders' deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer.  In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2015. We recorded stock-based compensation expense totaling $21,562 for the three months ended September 30, 2015 related to this stock grant.

On August 19, 2015, the Purchaser (Note 2) converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature. In connection with the warrant exercise, the Company recorded a derivative loss of $10,808 during the quarter and charged $106,433 to additional paid-in capital.
7.   Leases

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

2016: $176,800; 2017: $180,168; 2018: $185,419; 2019: $190,855; 2020: $196,481: Thereafter: $428,037 Rent expense totaled $45,279 and $31,520 for the three months ended September 30 2015 and 2014, respectively.

8.   Subsequent events

On October 27, 2015, the Company obtained secured loans in the aggregate amount of $500,000 from Socially Responsible Brands, Inc.   The Company’s Chairman, Nicholas Yates, is a 20% owner of Socially Responsible Brands, Inc.

The Company issued two Secured Promissory Notes and a related Security Agreement, each dated October 27, 2015 (the “Notes” and “Security Agreement”).  Certain current lien holders of the Company also executed and delivered a Subordination Agreement in connection with the issuance of the Notes and Security Agreement (the “Subordination Agreement”, and together with the Notes and Security Agreement, the “Transaction Documents”).

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively.  The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets.  The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter of the term of the Note. The Notes are not convertible.

On October 14, 2015, the conversion terms of the Promissory Note were amended pursuant to a first amendment to Promissory Note. The adjustable pricing mechanism commencing 6 months after the Promissory Note issuance date at a 20% discount to the lowest trading price 10 business days prior to conversion was removed.  The negative covenants set forth in the subscription agreement were also amended pursuant to a first amendment to subscription agreement, dated October 14, 2015.

On October 26, 2015, the Company terminated its contract with an investor relations firm. In connection with the termination, the Company will issue 22,500 shares of common stock to the investor relations firm.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by "we," "our" or "us"). These statements are often identified by the use of words such as "may," "strive," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2015.

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

Business

We are a Franchise Development Company and operator of Company-owned vending machines and micro markets that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic destinations.  We and our franchisees have over 3,000 vending machines and micro markets primarily offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico.  Our obligations to each franchisee include securing locations for the healthy vending machines they purchase.  We offer thousands of healthy food and beverage products through a national distributor and we train each franchisee at our San Diego headquarters.  We provide dedicated account management and ongoing customer service to our franchisees.

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

Micro Market Technology

We have developed a high-tech cashless self-checkout kiosk that boasts state-of-the-art point of sale technology currently utilizing an iOS operating system and iPad hardware. The software includes a convenient mobile-based loyalty application with easy to use features and robust functionality. The system also includes a wireless remote monitoring telemetry software with inventory management. The kiosk is completely cashless and all transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

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

Our Employees

We had approximately 45 full-time employees as of September 30, 2015 and 10 part-time positions.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues

We had revenues of $1,561,448 for the three months ended September 30, 2015, compared to revenues of $1,854,867 for the three months ended September 30, 2014. This represented a decrease of $293,419 or 15.8%.  Our revenues decreased largely due to the decrease in the number of machines installed and the corresponding franchise fees that were recognized.  This was partially offset by an increase in Company-owned machine revenue, and royalties. Overall orders received and installations (at which point our Company recognizes revenues) of machines were 137 and 138, respectively, during the three months ended September 30, 2015, compared to 216 and 172, respectively,  for the corresponding three months ended September 30, 2014.

Cost of revenues

Cost of revenues was $800,854 during the three months ended September 30, 2015, compared to $812,963 during the three months ended September 30, 2014.  This represents a decrease of $12,109 or 1.5%.

Gross margin

Gross margin for the three months ended September 30, 2015 was $760,594 compared to $1,041,904 for the corresponding period ending September 30, 2014, representing a decrease of $281,310 or 27%.  Gross margin percentage during the three months ended September 30, 2015 was 48.7% compared to 56.2% for the corresponding period ended September 30, 2014.  The decrease in gross margin percentage of 7.5% is primarily a result of decreased margin associated with franchisee machines and lower margins on food sales on company-owned machines, offset in part by an increase in royalties.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 of $1,468,264 represent an increase of $222,098 from the $1,246,166 in the three months ended September 30, 2014.  The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $724,271 for the three months ended September 30, 2015 represent an increase of $69,994 or 10.7% from the $654,277 in the three months ended September 30, 2014. The increase was primarily attributable to additional personnel expenses of the Company’s location procurement team.

Marketing and advertising expenses increased $25,336 to $205,954 or 14.0% for the three months ended September 30, 2015 compared to $180,598 for the three months ended September 30, 2014.  The increase was primarily attributable to an increase in national radio advertising.

Professional fees decreased $51,221 or 31.6% to $111,107 during the three months ended September 30, 2015 from $162,328 during the three months ended September 30, 2014. The decrease was primarily attributable to a decrease in consulting fees and legal expenses and conversion of a consultant to an employee.

Other expenses increased $143,879 over the prior period as the Company incurred increased costs for insurance, stock compensation and franchise refunds.

Provision for income taxes

During the three months ended September 30, 2015 and 2014, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $869,518 during the three months ended September 30, 2015 versus a net loss of $251,363 for the three months ended September 30, 2014.   The increase in net loss resulted from lower revenues, gross margin percentage and increased selling, general and administrative expenses, as well as increased other expenses.

Basic net loss per share during the three months ended September 30, 2015 and 2014 was $0.03 and $0.01, respectively.

Liquidity and Capital Resources

For the three months ended September 30, 2015 we had a net loss totaling $869,518 and negative cash flows from operations totaling $20,265.  Our cash balance at September 30, 2015 was $110,503.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchise rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include capital expenditures for the purchase of corporate owned and operated vending machines and micro markets, including the repurchase of machines from franchisees opting to rescind their franchise agreements.  Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations.

As of September 30, 2015, the Company had $501,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, $600,000 outstanding under the Promissory Note and $245,000 outstanding under a loan agreement with its Chairman. Furthermore, the Company issued $500,000 in two Secured Promissory Notes on October 27, 2015.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at September 30, 2015.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of September 30, 2015 and June 30, 2015, the Company's provision for franchisee rescissions and refunds totaled $1,023,400 and $575,750, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2015.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of September 30, 2015.  Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee.  We consider this to be a material weakness as an independent board and audit committee provide important oversight.  The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015.  Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992").  The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework.  Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of September 30, 2015.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings

In June 2014, we received an inquiry from the California Department of Business Oversight (“DBO” related to the sale of 15 franchises that occurred between March 2014 and May 2014. On November 7, 2014, the DBO issued a Stop Order and Citation (“Stop Order”), which prohibits us from selling franchises in the state of California until November 7, 2016. The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO’s prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk. The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys’ fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014. Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond, and therefore lost their right of rescission due to the elapsed time as stipulated by the DBO. The total rescission payments, aggregating $934,500, were completed by July 2015. As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, "Risk Factors" in our Current Report on Form 10-K filed on October 13, 2015, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: November 23, 2015	By:	/s/ Arthur S. Budman
Arthur S. Budman, Chief Executive Officer Principal Executive Officer and Principal Financial Officer