Form 10-Q
period 2015-12-31
Fresh Healthy Vending International, Inc.
filed 2016-02-16
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of February 3, 2016: 26,949,115

FRESH HEALTHY VENDING INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Six Months Ended December 31, 2015

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2015 (unaudited)	June 30, 2015 (audited)
Assets
Current assets:
Cash	$78,704	$325,337
Cash in escrow	367,000	93,000
Accounts receivable, net	1,763,487	2,067,761
Deferred costs	737,362	884,885
Inventories, net	370,911	289,279
Prepaid expenses and other current assets	91,496	89,662

Total current assets	3,408,960	3,749,924

Property and equipment:
Vending	291,828	312,058
Computer	145,060	145,060
Leasehold	21,667	63,500
Furniture	50,725	40,769
Vehicle	15,597	15,597

Less accumulated depreciation and amortization	(188,780)	(223,455)
	336,097	353,529
Deposits	38,354	41,793

Total assets	$3,783,411	$4,145,246

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,351,654	$1,047,675
Customer advances and deferred revenues	5,769,921	6,428,156
Provision for franchisee rescissions and refunds	1,387,038	575,750
Accrued personnel expenses	154,400	221,194
Notes payable, net of discount of $213,743 ($453,793 at June 30, 2015)	1,143,923	653,873
Derivative liability	320,305	397,840
Notes payable to related party	454,479	95,000
Deferred rent	5,226	1,440

Total current liabilities	10,586,946	9,420,928

Notes payable to related party - long term	230,000	-
Convertible notes payable - long term	-	250,000

Total liabilities	10,816,946	9,670,928

Commitments and contingencies (Notes 6 and 10)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 26,949,115 outstanding (26,784,767 at June 30, 2015)	26,947	26,783
Additional paid-in capital	2,333,600	2,072,422
Accumulated deficit	(9,394,082)	(7,624,887)

Total stockholders' deficit	(7,033,535)	(5,525,682)

Total liabilities and stockholders' deficit	$3,783,411	$4,145,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Revenues:
Vending machine sales, net	$1,314,738	$988,361	$2,574,205	$2,622,940
Franchise fees	113,279	84,183	221,956	223,943
Company owned machines	88,636	40,264	202,418	70,104
Agency sales (net)	27,852	12,214	51,364	29,818
Other	71,152	43,072	127,162	76,156

Total revenue, net	1,615,657	1,168,094	3,177,105	3,022,961

Cost of revenues	846,565	565,829	1,647,418	1,378,792

Gross margin	769,092	602,265	1,529,687	1,644,169

Operating expenses:
Selling, general and administrative	1,453,162	1,404,553	2,920,777	2,650,719

Loss from operations	(684,070)	(802,288)	(1,391,090)	(1,006,550)

Other expense:
Interest expense	(67,533)	(16,032)	(109,356)	(31,287)
Accretion of discount on notes payable	(120,025)	26,224	(240,050)	-
Derivative liability loss	(28,049)	-	(28,699)	-

Loss before provision for income taxes	(899,677)	(792,096)	(1,769,195)	(1,037,837)

Provision for income taxes	-	-	-	5,622

Net loss	$(899,677)	$(792,096)	$(1,769,195)	$(1,043,459)

Net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.04)

Weighted average shares used in computing net
loss per share - basic and diluted	26,949,115	26,628,746	26,905,814	26,609,964

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	For the six months ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,769,195)	$(1,043,459)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	54,929	38,456
Interest accretion on notes payable	240,050	-
Loss on derivative liability	28,899	-
Issuance of common stock to employee	21,562	-
Stock-based compensation	133,347	135,381
Loss (gain) on sales of property and equipment	(17,132)	6,714
Deferred rent	3,786	(8,991)
Changes in operating assets and liabilities:
Accounts receivable	304,274	186,265
Deferred costs	147,523	(180,183)
Inventories	(67,191)	(199,550)
Prepaid expenses and other assets	(1,834)	(12,433)
Deposits	3,439	10,000
Accounts payable and accrued liabilities	303,979	160,640
Customer advances and deferred revenues	(658,235)	231,972
Provision for franchisee rescissions and refunds	811,288	238,077
Accrued personnel expenses	(66,794)	75,805

Cash flows used in operating activities	(527,305)	(361,306)

Cash flows from investing activities:
Purchases of property and equipment	(81,307)	(18,784)
Cash in escrow	(274,000)	-
Proceeds from sales of property and equipment	46,500	438

Cash flows used in investing activities	(308,807)	(18,346)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	650,000	-
Proceeds from issuance of notes payable	-	250,000
Payments of notes payable to related party	(60,521)	-

Cash flows provided by financing activities	589,479	250,000

Change in cash	(246,633)	(129,652)

Cash, beginning of period	325,337	607,288

Cash, end of period	$78,704	$477,636

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$15,387	$21,239
Income taxes	$800	$-

Supplemental disclosure of non-cash activities:
Transfer of Corporate Combo Machines to Inventory	$14,441	$-
Exercise of cashless warrants	$106,433	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and description of business

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

Liquidity and capital resources

For the six months ended December 31, 2015 we had a net loss totaling $1,769,195 and negative cash flows from operations totaling $527,305.  Our cash balance at December 31, 2015 was $78,704.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchise rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay.  As of December 31, 2015 and June 30, 2015, the Company's provision for franchisee rescissions and refunds totaled $1,387,038 and $575,750, respectively.  There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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
A typical ten unit franchise contract would include the following:

Franchise fee per machine: $1,250
Cost per machine: $10,000
Total franchise cost: $112,500 ($1,250 X 10 + $10,000 X 10)
Initial payment upon signing contract: $52,500 (100% of franchise fees of $12,500 + 40% of machine cost of $100,000)

Upon the signing of the contract, the Company records the initial payment of $52,500 to cash, with the remaining contract value of $60,000 to accounts receivable and records the total contract value of $112,500 to deferred revenue.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of December 31, 2015, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $1,763,487 $737,362 and $5,769,921, respectively.  As of June 30, 2015, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $2,067,761, $884,885 and $6,428,156, respectively.

Furthermore, the Company has deferred revenue of $1,172,633 in excess of one year as of December 31, 2015 which consisted of the following: amounts related to ongoing franchisees - $971,233; and amounts related franchisees requesting a hold on location procurement - $221,400. As of June 30, 2015, deferred revenue in excess of one year aggregated $874,909.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue consisted of the following as of December 31, 2015 and June 30, 2015:

	December 31 2015	June 30 2015

Vending machines - new	$4,463,683	$3,856,387
Vending machines - used	274,917	1,244,770
Micro markets - new	539,440	800,000
Franchise fees	487,401	522,517
Other	4,480	4,482
	$5,769,921	$6,428,156

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  We had no cash equivalents at December 31, 2015 and June 30, 2015.  We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits.  At December 31, 2015, no bank balances exceeded federally insured limits.  We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At December 31, 2015 and June 30, 2015, the Company had $367,000 and $93,000, respectively, maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $100,692 at both December 31, 2015 and June 30, 2015, respectively.

Inventories

Inventories consist of vending machines and micro markets held for sale, purchased food and beverages in Company-owned vending machines and micro markets and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Property and equipment

Property and equipment consists primarily of Company-owned vending machines and micro markets, computer and office equipment and software used in our operations.  Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (84 months).  During fiscal 2016, the Company offset the fully depreciated value of leasehold improvements associated with the prior lease aggregating $63,500 to leasehold improvements and accumulated amortization. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation and amortization expense for the three months ended December 31, 2015 and 2014 totaled $26,876 and $19,460 respectively. For the six months ended December 31, 2015 and 2014, depreciation and amortization expense totaled $54,929 and $38,456, respectively. During the six months ended December 31, 2015 the Company disposed of equipment aggregating $69,914, with a net book value of $43,809, which resulted in a gain of $17,132

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets for the six months ended December 31, 2015 and 2014, respectively.

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

Marketing and advertising

We expense marketing and advertising costs as incurred.  We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash.  Marketing and advertising expense totaled $244,141 and $204,873 for the three months ended December 31, 2015 and 2014, respectively. For the six months ended December 31, 2015 and 2014, marketing and advertising expense totaled $450,096 and $385,471 respectively.

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

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive stock options, warrants, and shares issuable upon conversion of debt excluded from earnings per share totaled 3,449,761 and 1,024,761 at December 31, 2015 and 2014, respectively.

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

Our Company is subject to state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  See Note 5 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended December 31, 2015 of which these Financial Statements form a part.

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

2.   Notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999.  The notes were unsecured and bore interest at 12% per annum.  The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements).  Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company.  On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding.  As of December 31, 2015 and June 30, 2015, $6,666 of principal remained outstanding under the above notes.

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

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note, the first of which was issued on the same date in the amount of $100,000. On September 18, 2015, The Company borrowed $150,000 under the Loan. Amounts borrowed under the Loan bear interest at the rate of 7% per annum, and were set to mature on April 30, 2015. On April 30, 2015, Mr. Yates extended the maturity date on the Loan from April 30, 2015 to July 31, 2015; on July 31, 2015, Mr. Yates further extended the maturity date on the Loan to December 31, 2015, and on December 31, 2015, Mr. Yates extended the loan to June 30, 2016. As of December 31, 2015 and June 30, 2015, $245,000 and $95,000, respectively were outstanding under the Loan. During fiscal 2016, Mr. Yates agreed to increase the loan amount to $500,000. On January 21, 2016 the Company borrowed an additional $100,000 under the Loan. Please see Note 8. Subsequent Event.

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

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Note was repaid on June 10, 2015. On August 19, 2015, the Purchaser converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature. In connection with the warrant exercise, the Company recorded a derivative loss of $10,808 during fiscal 2016 and charged $106,433 to additional paid-in capital.

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

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as interest expense over the term of the loan using the effective interest rate method. During the three and six months ended December 31, 2015, the Company charged $120,025 and $240,050, respectively to interest expense relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the three and six months ended December 31, 2015, the Company has recorded a derivative loss of $28,049 and $17,890, respectively. At December 31, 2015 the Company had a derivative liability related to the Promissory Note of $320,305.

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

The conversion terms of the Promissory Note were amended pursuant to a first amendment to Promissory Note, dated October 14, 2015. The adjustable pricing mechanism commencing 6 months after the Promissory Note issuance date at a 20% discount to the lowest trading price 10 business days prior to conversion was removed.  The negative covenants set forth in the subscription agreement were also amended pursuant to a first amendment to subscription agreement, dated October 14, 2015. The modification of an embedded conversion feature is separately accounted for as a derivative before the modification, after the modification or both. Since the bifurcated conversion option is accounted for at fair value both before and after the modification, any changes in the fair value of the conversion option would be reflected in earnings.
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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively.  The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets.  The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the six months ended December 31, 2015, the Company paid $60,521 and $25,364 of principal and interest, respectively, under Notes.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2015 and June 30, 2015, notes payable consisted of the following:

	December 31, 2015	June 30, 2015
Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on March 15, 2016	$501,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum. All principal and interest is due on June 10, 2016, net of discount on note of $213,743.	386,257	146,207

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures two years from each funding.	250,000	250,000

Other	6,666	6,666
	$1,143,923	903,873
Less current maturities	(1,143,923)	(653,873)
	$-	$250,000

Maturities of notes payable, net of discounts, are as follows:
June 30, 2016	$1,143,923	$653,873
June 30, 2017	-	250,000
	$1,143,923	$903,873

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

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended December 31, 2015, the Company granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2015 and 2014.  During the six months ended December 31, 2015 and 2014, options issued were valued using the Black Scholes method assuming the following:

Expected volatility	88%
Dividend yield	0%
Risk-free interest rate	0.77%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company.  The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $63,127 and $93,159 during the three months ended December 31, 2015 and 2014, respectively. During the six months ended December 31, 2015, and 2014, we recorded stock-based compensation expense of $154,909 and $135,381, respectively.

The following table summarizes the stock option activity for the six months ended December 31, 2015:
	Options	Weighted Average Exercise Price

Outstanding at June 30, 2014	500,000	$0.165
Granted	735,000	0.508
Exercised	(55,552)	0.165
Forfeited	(45,000)	0.550

Outstanding at June 30, 2015	1,134,448	0.372
Granted	175,000	0.404
Exercised	-	-
Forfeited	(55,000)	0.506

Outstanding at December 31, 2015	1,254,448	$0.371

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

On May 28, 2014 a franchisee filed a complaint in San Diego Superior Court against the Company and certain current and former employees (collectively “Defendants”). The initial Complaint included employment law claims for unpaid wages, which were dismissed on demurrer. Plaintiffs’ operative First Amended Complaint alleges the following six causes of action: (1) Restitution following Rescission; (2) Fraud; (3) Breach of Contract – Franchise Agreement; (4) Breach of Contract – Franchisee Development Team Agreement; (5) Unfair Competition under California Business and Professions Code section 17200; and (6) False Advertising. Each of these causes of action are alleged against the Company. In addition, Plaintiffs named certain individual defendants in their causes of action for Fraud, Unfair Competition, and False Advertising. In November and December 2015, Defendants took the deposition of Plaintiff and responded to multiple sets of discovery requests propounded by Defendant.  Defendants are in the process of substituting new counsel for this litigation.  The Company intends to vigorously contest Plaintiff’s allegations.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Defendants filed an Answer to Plaintiffs’ First Amended Complaint in April of 2015. Written discovery has commenced and trial of the matter was scheduled to begin in January of 2016; however, the parties have submitted a joint stipulation to continue the trial until April of 2016. The Company intends to vigorously contest these allegations in Court.

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

6.   Stockholders' deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer.  In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2015. We recorded stock-based compensation expense totaling $0 and $50,937for the three months ended December 31, 2015 and 2014, respectively related to this stock grant. During the six months ended December 31, 2015, and 2014, we recorded stock-based compensation expense of $21,562 and $50,937, respectively.

On August 19, 2015, the Purchaser (Note 2) converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature. In connection with the warrant exercise, the Company recorded a derivative loss of $10,808 during the six months ended December 31, 2015 and charged $106,433 to additional paid-in capital.

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

2016: $87,752; 2017: $180,168; 2018: $185,419; 2019: $190,855; 2020: $196,481: Thereafter: $428,037 Rent expense totaled $50,234 and $34,015 for the three months ended December 31 2015 and 2014, respectively. During the six months ended December 31, 2015, and 2014, we recorded rent expense of $95,513 and $65,535, respectively.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

8.   Subsequent events

On January 21, 2016, the Company’s Chairman, Nicholas Yates, further loaned the Company $100,000 under the Loan (see Note 2). In connection with this borrowing, the following amendments were made to the Loan agreement:

(i)	Interest is increased to 10% per annum;
(ii)	The Loan amounts are convertible into common stock at the same rate as the next round of funding.

On February 8, 2016, the Company signed a distribution and license agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby RFI granted an exclusive license to FHV to market its frozen yogurt vending kiosks/cubes in the United States and its territories (excluding Puerto Rico) and Canada.

The term of the Agreement is initially ten years with extension rights for additional five year periods at no cost. As consideration for the exclusive license, FHV has agreed to pay RFI $250,000 as follows: $125,000 upon signing of the Agreement; and $125,000 upon delivery of a fully-working prototype.

The Agreement also contains provisions for minimum purchase commitments and provides for volume discounts based on those purchase commitments.

Under terms of the Agreement, RFI also retains the right to market in the FHV territory so long as such sale involves a customer with 25 or more for frozen yogurt opportunities.

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

Our Employees

We had approximately 36 full-time employees as of December 31, 2015 and 4 part-time positions.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended December 31, 2015 compared to three months ended December 31, 2014

Revenues

We had revenues of $1,615,657 for the three months ended December 31, 2015, compared to revenues of $1,168,094 for the three months ended December 31, 2014. This represented an increase of $447,563 or 38.3%.  Our revenues increased largely due to an increase in the number of machines that were installed, offset partially by a decrease in the average sale price of machines.  Revenue also increased during 2015 as a result of additional corporate-owned micro markets that were operational compared to the prior year and additional royalties received on an increased number of machines.  Overall orders received and installations (at which point our Company recognizes revenues) of machines were 77 and 156, respectively, during the three months ended December 31, 2015, compared to 98 and 107, respectively,  for the corresponding three months ended December 31, 2014.

Cost of revenues

Cost of revenues was $846,565 during the three months ended December 31, 2015, compared to $565,829 during the three months ended December 31, 2014.  This represents an increase of $280,736 or 49.6%.  The increase is primarily due to the cost associated with the increase in machines installed for the quarter, as well as an increase in  Company-owned machines.

Gross margin

Gross margin for the three months ended December 31, 2015 was $769,092 compared to $602,265 for the corresponding period ending December 31, 2014, representing an increase of $166,827 or 27.7%.  Gross margin percentage during the three months ended December 31, 2015 was 47.6% compared to 51.6% for the corresponding period ended December 31, 2014.  The decrease in gross margin percentage of 4.0% is primarily a result of decreased margin associated with franchisee machines as well as lower margins on food sales for company-owned machines, offset in part by an increase in royalties and agency sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2015 of $1,453,162 represent an increase of $48,609 from the $1,404,553 in the three months ended December 31, 2014.  The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $688,305 for the three months ended December 31, 2015 represent a decrease of $67,191 or 8.9% from the $755,496 in the three months ended December 31, 2014. The decrease was primarily attributable to a decrease in management personnel expenses.

Marketing and advertising expenses increased $39,268 to $244,141 or 19.2% for the three months ended December 31, 2015 compared to $204,873 for the three months ended December 31, 2014.  The increase was primarily attributable to an increase in national radio advertising.

Professional fees increased $70,160 or 68.78% to $172,172 during the three months ended December 31, 2015 from $102,012 during the three months ended December 31, 2014. The increase was primarily attributable to the conversion of an employee to a consultant, as well as additional legal fees.

Other expenses increased $6,372 over the prior period as a result of decreased stock compensation, offset in part by an increase in insurance.

Provision for income taxes

During the three months ended December 31, 2015 and 2014, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $899,677 during the three months ended December 31, 2015 compared to a net loss of $792,096 for the three months ended December 31, 2014.   The increase in net loss resulted from a lower gross margin percentage, as well as increased interest expense, accretion of discount, and derivative liability loss.

Basic net loss per share during the three months ended December 31, 2015 and 2014 was $0.03 and $0.03, respectively.

Six months ended December 31, 2015 compared to six months ended December 31, 2014

Revenues

We had revenues of $3,177,105 for the six months ended December 31, 2015, compared to revenues of $3,022,961 for the six months ended December 31, 2014. This represented an increase of $154,144 or 5.1%.  Our revenues increased largely due to an increase in additional corporate-owned micro markets that were operational compared to the prior year and additional royalties received on an increased number of machines.  Overall orders received and installations (at which point our Company recognizes revenues) of machines were 214 and 294, respectively, during the six months ended December 31, 2015, compared to 314 and 279, respectively,  for the corresponding six months ended December 31, 2014.

Cost of revenues

Cost of revenues was $1,647,418 during the six months ended December 31, 2015, compared to $1,378,792 during the six months ended December 31, 2014.  This represents an increase of $268,626 or 19.48%.  The increase is primarily due to the cost associated with the increase in machines installed for the quarter, as well as an increase Company-owned machines.

Gross margin

Gross margin for the six months ended December 31, 2015 was $1,529,687 compared to $1,644,169 for the corresponding period ending December 31, 2014, representing a decrease of $114,482 or 7%.  Gross margin percentage during the six months ended December 31, 2015 was 48.2% compared to 54.4% for the corresponding period ended December 31, 2014.  The decrease in gross margin percentage of 6.2% is primarily a result of decreased margin associated with franchisee machines as well as lower margins on food sales for company-owned machines, offset in part by an increase in royalties and agency sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2015 of $2,920,777 represents an increase of $270,058 or 10.2% from the $2,650,719 in the three months ended December 31, 2014.  The major components of selling, general and administrative expenses were as follows:

Marketing and advertising expenses increased $64,625 to $450,096 or 16.8% for the six months ended December 31, 2015 compared to $385,471 for the six months ended December 31, 2014.  The increase was primarily attributable to an increase in national radio advertising.

Insurance fees increased $66,765 or 148% to $111,864 during the six months ended December 31, 2015 from $45,099 during the six months ended December 31, 2014. The increase was primarily attributable to an increase in the Company’s general liability and D&O insurance.

Provision for legal settlements increased to $58,868 in the six months ended December 31, 2015 from zero in the same period in the prior year, as a result refund settlements with franchisees.

Provision for income taxes

During the six months ended December 31, 2015 and 2014, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $1,769,195 during the six months ended December 31, 2015 compared to a net loss of $1,043,459 for the six months ended December 31, 2014.   The increase in net loss resulted from a lower gross margin, including both in amount and percentage, as well as increased selling, general and administrative expenses, interest expense, accretion of discount, and derivative liability loss.

Basic net loss per share during the six months ended December 31, 2015 and 2014 was $0.07 and $0.04, respectively.

Liquidity and Capital Resources

For the six months ended December 31, 2015 we had a net loss totaling $1,769,195 and negative cash flows from operations totaling $527,305.  Our cash balance at December 31, 2015 was $78,704.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchise rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include capital expenditures for the purchase of corporate owned and operated vending machines and micro markets, including the repurchase of machines from franchisees opting to rescind their franchise agreements.  Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations.

As of December 31, 2015, the Company had $501,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, $600,000 outstanding under the Promissory Note, $245,000 outstanding under a loan agreement with its Chairman and approximately $439,000 under two Secured Promissory Notes. Furthermore, on January 21, 2016, the Company’s Chairman loaned the Company an additional $100,000 under the Loan.
Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at December 31, 2015.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of December 31, 2015 and June 30, 2015, the Company's provision for franchisee rescissions and refunds totaled $1,387,038 and $575,750, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2015.  Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee.  We consider this to be a material weakness as an independent board and audit committee provide important oversight.  The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015.  Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992").  The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework.  Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

On May 28, 2014 a franchisee filed a complaint in San Diego County Superior Court against the Company and certain current and former employees (collectively “Defendants”). The initial Complaint included employment law claims for unpaid wages, which were dismissed on demurrer. Plaintiffs’ operative First Amended Complaint alleges the following six causes of action: (1) Restitution following Rescission; (2) Fraud; (3) Breach of Contract – Franchise Agreement; (4) Breach of Contract – Franchisee Development Team Agreement; (5) Unfair Competition under California Business and Professions Code section 17200; and (6) False Advertising. Each of these causes of action are alleged against the Company. In addition, Plaintiffs named certain individual defendants in their causes of action for Fraud, Unfair Competition, and False Advertising. In November and December 2015, Defendants took the deposition of Plaintiff and responded to multiple sets of discovery requests propounded by Defendant.  Defendants are in the process of substituting new counsel for this litigation.  The Company intends to vigorously contest Plaintiff’s allegations.

Defendants filed an Answer to Plaintiffs’ First Amended Complaint in April of 2015. Written discovery has commenced and trial of the matter was scheduled to begin in January of 2016; however, the parties have submitted a joint stipulation to continue the trial until April of 2016. The Company intends to vigorously contest these allegations in Court.

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

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: February 16, 2016	By:	/s/ Arthur S. Budman
Arthur S. Budman, Chief Executive Officer Principal Executive Officer and Principal Financial Officer