Form 10-Q
period 2016-03-31
Fresh Healthy Vending International, Inc.
filed 2016-05-23
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549
FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Shares of Common Stock, par value $0.001, outstanding as of May 16, 2016: 27,978,580

FRESH HEALTHY VENDING INTERNATIONAL, INC.
Quarterly Report on Form 10-Q for the
Nine Months Ended March 31, 2016

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2016 (unaudited)	June 30, 2015 (audited)
Assets
Current assets:
Cash	$153,995	$325,337
Cash in escrow	271,500	93,000
Accounts receivable, net	2,503,466	2,067,761
Deferred costs	467,372	884,885
Inventories, net	357,316	289,279
Prepaid expenses and other current assets	97,116	89,662

Total current assets	3,850,765	3,749,924

Property and equipment:
Vending	179,458	312,058
Computer	145,060	145,060
Leasehold	22,846	63,500
Furniture	50,725	40,769
Vehicle	15,597	15,597

Less accumulated depreciation and amortization	(172,006)	(223,455)

	241,680	353,529

Deposits	383,479	41,793

Total assets	$4,475,924	$4,145,246

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,134,496	$1,047,675
Customer advances and deferred revenues	7,097,061	6,428,156
Provision for franchisee rescissions and refunds	1,538,958	575,750
Accrued personnel expenses	234,176	221,194
Notes payable, net of discount of $362,484 ($453,793 at June 30, 2015)	745,182	653,873
Derivative liability	318,705	397,840
Notes payable to related party	957,395	95,000
Deferred rent	8,362	1,440

Total current liabilities	12,034,335	9,420,928

Convertible notes payable - long term	250,000	250,000

Total liabilities	12,284,335	9,670,928

Commitments and contingencies (Notes 6 and 10)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 27,978,580 outstanding (26,784,767 at June 30, 2015)	27,916	26,783
Additional paid-in capital	3,161,428	2,072,422
Accumulated deficit	(10,997,755)	(7,624,887)

Total stockholders' deficit	(7,808,411)	(5,525,682)

Total liabilities and stockholders' deficit	$4,475,924	$4,145,246

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Revenues:
Vending machine sales, net	$865,540	$1,570,771	$3,439,745	$4,193,711
Franchise fees	76,640	149,023	298,596	372,966
Company owned machines	73,142	58,839	275,559	128,943
Agency sales (net)	21,388	24,033	72,752	53,851
Other	166,383	114,445	293,545	190,601

Total revenue, net	1,203,093	1,917,111	4,380,197	4,940,072

Cost of revenues	789,069	895,047	2,436,487	2,274,866

Gross margin	414,024	1,022,064	1,943,710	2,665,206

Operating expenses:
Selling, general and administrative	1,517,742	1,275,098	4,438,318	3,930,412

Loss from operations	(1,103,718)	(253,034)	(2,494,608)	(1,265,206)

Other income (expense):
Interest income (expense)	(86,959)	(28,074)	(196,315)	(59,361)
Accretion of discount on notes payable	(151,259)	(15,750)	(391,309)	(15,750)
Loss on conversion of franchisee refund	(263,338)	-	(263,338)	-
Derivative liability income (expense)	1,600	-	(27,298)	-

Loss before provision for income taxes	(1,603,674)	(296,858)	(3,372,868)	(1,340,317)

Provision for income taxes	-	-	-	-

Net loss	$(1,603,674)	$(296,858)	$(3,372,868)	$(1,340,317)

Net loss per share - basic and diluted	$(0.06)	$(0.01)	$(0.13)	$(0.05)

Weighted average shares used in computing net
loss per share - basic and diluted	27,062,316	26,691,019	26,957,602	26,636,588

See accompanying notes to the unaudited condensed consolidated financial statements.

FRESH HEALTHY VENDING INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	For the nine months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,372,868)	$(1,340,317)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	78,817	61,849
Interest accretion on notes payable	391,309	15,750
Loss on conversion of franchisee refund	263,338	-
Loss on derivative liability	27,298	-
Issuance of common stock to employee	21,562	-
Stock-based compensation	205,056	218,317
Loss on sales of property and equipment	10,122	6,714
Deferred rent	6,922	(13,487)
Bad debt expense	-	17,000
Changes in operating assets and liabilities:
Accounts receivable	(435,705)	219,019
Deferred costs	417,513	(216,316)
Inventories	37,359	(153,356)
Prepaid expenses and other assets	(7,454)	(29,137)
Deposits	(341,686)	10,000
Accounts payable and accrued liabilities	86,821	118,202
Customer advances and deferred revenues	668,905	179,894
Provision for franchisee rescissions and refunds	1,156,958	89,513
Accrued personnel expenses	12,982	57,450

Cash flows used in operating activities	(772,751)	(758,905)

Cash flows from investing activities:
Purchases of property and equipment	(82,486)	(113,061)
Cash in escrow	(178,500)	(253,500)
Proceeds from sales of property and equipment	-	438

Cash flows used in investing activities	(260,986)	(366,123)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	950,000	100,000
Proceeds from issuance of notes payable	-	596,500
Payments of notes payable to related parties	(87,605)	-

Cash flows provided by financing activities	862,395	696,500

Change in cash	(171,342)	(428,528)

Cash, beginning of period	325,337	607,288

Cash, end of period	$153,995	$178,760

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$42,652	$30,666
Income taxes	$800	$-

Supplemental disclosure of non-cash activities:
Transfer of corporate machines from fixed assets to inventory	$105,395	$-
Exercise of cashless warrants	$106,433	$-
Issuance of common stock in lieu of franchisee liability payments	$193,750	$-
See accompanying notes to the unaudited condensed consolidated financial statements.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and description of business

Fresh Healthy Vending International, Inc. (referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "FHV International") operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, FHV Acquisition Corp. ("FHV Acquisition") and our newly formed subsidiaries, Reis & Irvy’s, Inc. (“R&I”), and 19 Degrees, Inc. (which were formed in Nevada on March 7, 2016) as a franchisor and owner and operator of frozen yogurt kiosks, healthy drink and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software.  The Company uses in-house location specialists that are responsible for securing locations for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain.  The Company also operates its own kiosks, machines and micro markets.

Basis of accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q.  Accordingly, these unaudited condensed consolidated statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring nature) considered necessary for a fair presentation of the results for the interim periods presented.   The results of operations for any interim period are not necessarily indicative of results for the full year.

These unaudited condensed consolidated statements should be read in conjunction with the Company's filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2015 filed on October 13, 2015.

Liquidity and capital resources

For the nine months ended March 31, 2016 we had a net loss totaling $3,372,868 and negative cash flows from operations totaling $772,751.  Our cash balance at March 31, 2016 was $153,995.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchise rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Our current plans include capital expenditures for the purchase of corporate owned and operated kiosks, vending machines and micro markets, including the repurchase of machines from franchisees opting to rescind their franchise agreements.  Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of kiosks and machines for our corporate operations.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, FHV LLC, The Fresh and Healthy Vending Corporation, FHV Acquisition, Corp. and its newly formed subsidiaries, Reis & Irvy’s, Inc., and 19 Degrees, Inc. All significant intercompany accounts and transactions are eliminated.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees.  Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines.  Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay.  As of March 31, 2016 and June 30, 2015, the Company's provision for franchisee rescissions and refunds totaled $1,538,958 and $575,750, respectively.  There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs.  To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met.  Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements.  As of March 31, 2016, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $2,503,466 $467,372 and $7,097,061, respectively.  As of June 30, 2015, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $2,067,761, $884,885 and $6,428,156, respectively.

Furthermore, the Company has deferred revenue of $1,144,163 in excess of one year as of March 31, 2016 which consisted of the following: amounts related to ongoing franchisees - $942,763; and amounts related franchisees requesting a hold on location procurement - $201,400. As of June 30, 2015, deferred revenue in excess of one year aggregated $874,909.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue consisted of the following as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015

Vending machines - new	$5,677,503	$3,856,387
Vending machines - used	316,547	1,244,770
Micro markets - new	443,390	800,000
Franchise fees	655,541	522,517
Other	4,080	4,482
	$7,097,061	$6,428,156

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents.  When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value.  We had no cash equivalents at March 31, 2016 and June 30, 2015.  We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits.  At March 31, 2016, no bank balances exceeded federally insured limits.  We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At March 31, 2016 and June 30, 2015, the Company had $271,500 and $93,000, respectively, maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts.  We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy.  Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis.  At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts.  Our allowance for doubtful accounts aggregated $100,692 at both March 31, 2016 and June 30, 2015, respectively.

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

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Property and equipment

Property and equipment consists primarily of Company-owned vending machines and micro markets, computer and office equipment and software used in our operations.  Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years).  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (84 months).  During fiscal 2016, the Company offset the fully depreciated value of leasehold improvements associated with the prior lease aggregating $63,500 to leasehold improvements and accumulated amortization. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 totaled $23,888 and $23,393 respectively. For the nine months ended March 31, 2016 and 2015, depreciation and amortization expense totaled $78,817 and $61,849, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets.  There were no impairments of long-lived assets for the nine months ended March 31, 2016 and 2015, respectively.

License fee

Included in deposits at March 31, 2016 is $325,000 related to the exclusive license fee on the frozen yogurt kiosks. The license fee will be amortized over the life of the agreement of ten years (see Note 8).

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

Marketing and advertising

We expense marketing and advertising costs as incurred.  We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash.  Marketing and advertising expense totaled $265,506 and $224,587 for the three months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016 and 2015, marketing and advertising expense totaled $715,602 and $610,406 respectively.

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

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents.  Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive stock options, warrants, and shares issuable upon conversion of debt excluded from earnings per share totaled 7,084,761 and 1,174,761 at March 31, 2016 and 2015, respectively.

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

Our Company is subject to state franchise registration and relationship laws, rules and regulations.  Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state.  See Note 5 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended March 31, 2016 of which these Financial Statements form a part.

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

2.   Notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999.  The notes were unsecured and bore interest at 12% per annum.  The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements).  Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company.  On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding.  As of March 31, 2016 and June 30, 2015, $6,666 of principal remained outstanding under the above notes.

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000.  The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan.  The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights.  The Initial Notes are secured by substantially all assets of the Company.  On September 23, 2014, the holders of the Company's Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016, and on March 15, 2016, the Notes were further extended to September 30, 2016.

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

At March 31, 2016, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matures on September 23, 2016 and $100,000 originally matures on December 15, 2016. There was no beneficial conversion associated with the above Financing Agreement as the stock price was lower than the conversion price.

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $31,234 to operations during the quarter ended March 31, 2016. As of March 31, 2016 and June 30, 2015, $545,000 and $95,000, respectively were outstanding under the Loan.

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

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as accretion of discount on notes payable over the term of the loan using the effective interest rate method. During the three and nine months ended March 31, 2016, the Company charged $120,025 and $360,075, respectively to accretion of discount on notes payable relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the three and nine months ended March 31, 2016, the Company has recorded a derivative gain of $1,600 and a derivative loss of $27,298, respectively. At March 31, 2016 the Company had a derivative liability related to the Promissory Note of $318,705.

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively.  The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets.  The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the nine months ended March 31, 2016, the Company paid $92,250 and $33,677 of principal and interest, respectively, under the Notes.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2016 and June 30, 2015, notes payable consisted of the following:

	March 31, 2016	June 30, 2015
Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on Sepetember 30, 2016.	$501,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum. All principal and interest is due on June 10, 2016, net of discount on note of $93,718.	506,282	146,207

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures two years from each funding.	250,000	250,000

Other	6,666	6,666
	1,263,948	903,873
Less current maturities	(1,013,948)	(653,873)
	$250,000	$250,000

Maturities of notes payable, net of discounts, are as follows:
March 31, 2016	$1,013,948.	$653,873
March 31, 2017	250,000	250,000
	$1,263,948.00	$903,873.00

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

4.   Stock-based compensation

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by a majority of our shareholders (as determined by shareholdings) on September 4, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan were initially not exceed in the aggregate 2,600,000 shares of the common stock of our Company. On July 13, 2015, the Company increased the total number of shares that may be issued under the 2013 Plan to 4,000,000. Furthermore, in April 2016, the Company further increased the total number of shares that may be issued under the Plan to 6,000,000.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During the nine months ended March 31, 2016, the Company granted stock options under its 2013 Equity Incentive Plan.  Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2016 and 2015.  During the nine months ended March 31, 2016 and 2015, options issued were valued using the Black Scholes method assuming the following:

2016
Expected volatility	174.63%
Dividend yield	0%
Risk-free interest rate	1.26%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company.  The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options.  The expected life was determined using the simplified method as we have no historical experience.  We recorded stock-based compensation expense of $71,709 and $82,936 during the three months ended March 31, 2016 and 2015, respectively. During the nine months ended March 31, 2016, and 2015, we recorded stock-based compensation expense of $226,618 and $218,318, respectively.

The following table summarizes the stock option activity through March 31, 2016:

	Options	Weighted Average Exercise Price

Outstanding at June 30, 2014	500,000	$0.165
Granted	735,000	0.508
Exercised	(55,552)	0.165
Forfeited	(45,000)	0.550

Outstanding at June 30, 2015	1,134,448	0.372
Granted	1,535,000	0.130
Exercised	-	-
Forfeited	(405,000)	0.443

Outstanding at March 31, 2016	2,264,448	$0.195

Of the 1,535,000 options granted during the nine months ended March 31, 2016, 785,000 were granted to employees and consultants and 750,000 were granted to officers of the Company. Options are granted at the fair market value on the date of grant.

At March 31, 2016, the outstanding options had an average remaining expected life of 5.79 years.  Furthermore, at March 31, 2016, 579,170 options were exercisable at a weighted average exercise price of $0.27.

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

On June 11, 2014, Seaga Manufacturing, the Company’s supplier of automatic merchandising equipment, filed a lawsuit in Illinois state court alleging one count of breach of contract claiming that the Company failed to make payments and to meet the yearly minimum volume of purchases. On August 14, 2014, the Company filed its answer, affirmative defenses, and counterclaims against Seaga. The counterclaims included claims for breach of contract, breach of express warranty, breach of implied warranties of merchantability and fitness for particular purpose, and indemnification. On May 1, 2015, the court granted Seaga’s motion to dismiss the Company’s implied warranty claims. On January 9, 2015, Seaga filed a third-party complaint against the manufacturer of the automatic merchandising equipment, Saeco Vending S.P.A., and on August 26, 2015, the court dismissed the third-party complaint. The Seaga matter was settled by the parties. Neither side admitted wrongdoing or liability, and neither party paid compensation to the other.  The court dismissed the action with prejudice on May 5, 2016.

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

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Defendants filed an Answer to Plaintiffs’ First Amended Complaint in April of 2015. Written discovery has commenced and trial of the matter was scheduled to begin in January of 2016; however, the parties have submitted a joint stipulation to continue the trial until August of 2016. The Company intends to vigorously contest these allegations in Court.

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

6.   Stockholders' deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer.  In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2016. We recorded stock-based compensation expense totaling $0 and $28,125 for the three months ended March 31, 2016 and 2015, respectively related to this stock grant. During the nine months ended March 31, 2016, and 2015, we recorded stock-based compensation expense of $21,562 and $79,562, respectively.

On August 19, 2015, the Purchaser (Note 2) converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature. In connection with the warrant exercise, the Company recorded a derivative loss of $10,808 during the six months ended December 31, 2015 and charged $106,433 to additional paid-in capital.

During the quarter ended March 31, 2016, two franchisees converted refunds aggregating $193,750 into 968,750 shares of common stock at $.20 per common share. The Company recorded a loss on the conversion of $263,338.

7.   Leases

The Company leases corporate and warehouse facilities (the "Facility Leases") in San Diego aggregating 7,083, square feet. Our corporate offices are located at 9605 Scranton Road, Suite 801, San Diego, California 92121. This Facility Lease commenced in May 2010 and ended on July 31, 2015. The current monthly rental payment, including utilities and operating expenses for the Facility Leases, is approximately $15,922. On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $14,625. Future minimum lease payments under the Company’s Facility Lease is as follows:

2016: $43,876; 2017: $180,168; 2018: $185,419; 2019: $190,855; 2020: $196,481: Thereafter: $428,037 Rent expense totaled $52,266 and $34,469 for the three months ended March 31 2016 and 2015, respectively. During the nine months ended March 31, 2016, and 2015, we recorded rent expense of $147,779 and $100,004, respectively.

Fresh Healthy Vending International, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

8.   Contracts

On February 8, 2016, and then amended on April 27, 2016, the Company signed a distribution and license agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby RFI granted an exclusive license to FHV to market its frozen yogurt vending kiosks/cubes in the United States and its territories (excluding Puerto Rico) and Canada.

The term of the Agreement is initially ten years with extension rights for additional five year periods at no cost. As consideration for the exclusive license, FHV has agreed to pay RFI $370,000. Furthermore, FHV has agreed to provide an advance on machine purchases of $500,000. The payments will be made as follows: $125,000 upon execution of the original agreement; $200,000 on March 11, 2016; $125,000 upon delivery of a prototype unit; $70,000 per month for a six month period commencing May 2016. As of March 31, 2016, $325,000 had been paid under the Agreement (see Note 1).

The Agreement also contains provisions for minimum purchase commitments that require the Company to purchase a minimum of 25 licensed products per month based on a rolling three-month average up to an aggregate of 1,800 products.

9. Subsequent event

 On May 10, 2016, Mr. Yates extended the maturity date on his Loans to December 31, 2016 (see Note 2).

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

Overview and Description of Business

Discussions with respect to our Company's operations included herein refer to our operating subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation ("FHV Corp"), and our newly formed subsidiaries, Reis & Irvy’s, Inc. (“R&I”), and 19 Degrees, Inc.  Effective as of July 19, 2013 our Company acquired all assets of FHV Holdings Corp ("FHV Cal") which included FHV LLC in a transaction (the "Acquisition") accounted for as an asset acquisition.  With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV LLC, FHV Corp., R&I, and 19 Degrees, Inc.  Information with respect to our Company's operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the year ended June 30, 2014 filed on Form 10-K on September 29, 2014.

We are a public company listed under the symbol "VEND".

Business

We are a Franchise Development Company and operator of Company-owned vending machines and micro markets that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic destinations.  We and our franchisees have over 3,000 vending machines and micro markets primarily offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico.  Our obligations to each franchisee include securing locations for the healthy vending machines they purchase.  We offer thousands of healthy food and beverage products through a national distributor and we train each franchisee at our San Diego headquarters.  We provide dedicated account management and ongoing customer service to our franchisees. During February 2016, we signed an exclusive license agreement to market and distribute frozen yogurt kiosks in the United States (excluding Puerto Rico) and its territories and Canada.

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

Our Employees

We had approximately 37 full-time employees as of March 31, 2016 and 3 part-time positions.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenues

We had revenues of $1,203,093 for the three months ended March 31, 2016, compared to revenues of $1,917,111 for the three months ended March 31, 2015. This represented a decrease of $714,018 or 37.2%.  Our revenues decreased largely due to a decrease in the number of machines that were installed. Overall orders received and installations (at which point our Company recognizes revenues) of machines were 233 and 83, respectively, during the three months ended December 31, 2016, compared to 189 and 172, respectively,  for the corresponding three months ended March 31, 2015. Although installations decreased by 89 units, or 51.7%, orders received during the quarter ended March 31, 2016 increased by 44 units, or 23.3%.

Cost of revenues

Cost of revenues was $789,069 during the three months ended March 31, 2016, compared to $895,047during the three months ended March 31, 2015.  This represents a decrease of $105,978 or 11.8%.  The decrease is primarily due to the decrease in machines installed for the quarter.

Gross margin

Gross margin for the three months ended March 31, 2016 was $414,024 compared to $1,022,064 for the corresponding period ending March 31, 2015, representing a decrease of $608,040 or 59.5%.  Gross margin percentage during the three months ended March 31, 2016 was 34.4% compared to 53.3% for the corresponding period ended March 31, 2015.  The decrease in gross margin percentage of 18.9% is primarily a result of decreased margin associated with franchisee machines, lower margins on food sales for company-owned machines, as well as costs associated with the write-off of obsolete inventory.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 of $1,517,742 represent an increase of $242,644 from the $1,275,098 in the three months ended March 31, 2015.  The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $812,905 for the three months ended March 31, 2016 represent an increase of $95,649 or 13.3% from the $717,256 in the three months ended March 31, 2015. The increase was primarily attributable to an increase in management personnel expenses.

Marketing and advertising expenses increased $40,919 to $265,506 for the three months ended March 31, 2016 compared to $224,587 for the three months ended March 31, 2015.  The increase of $40,919, or 18.2%, was primarily attributable to an increase in national radio advertising for the new Reis & Irvy’s franchise.

Professional fees increased $48,814 or 160% to $79,316 during the three months ended March 31, 2016 from $30,502 during the three months ended March 31, 2015. The increase was primarily attributable to the conversion of an employee to a consultant, as well as additional legal fees.

Insurance expense increased $26,080, or 59% to $70,318 during the three months ended March 31, 2016 from 44,238 during the three months ended March 31, 2015. The increase was attributable to an increase in Directors and Officers insurance, as well as an increase in health and workers compensation insurance.

Provision for legal settlements increased from $0 in the three months ended March 31, 2015 to $51,558 in the three months ended March 31, 2016 as a result of franchisee refunds.

Provision for income taxes

During the three months ended March 31, 2016 and 2015, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $1,603,674 during the three months ended March 31, 2016 compared to a net loss of $296,858 for the three months ended March 31, 2015.   The increase in net loss resulted from a lower revenues, gross margin percentage, as well as increased selling, general and administrative expenses, interest expense, loss on conversion of franchisee refund and accretion of discount.

Basic net loss per share during the three months ended March 31, 2016 and 2015 was $0.06 and $0.01, respectively.

Nine months ended March 31, 2016 compared to nine months ended March 31, 2015

Revenues

We had revenues of $4,380,197 for the nine months ended March 31, 2016, compared to revenues of $4,940,072 for the nine months ended March 31, 2015. This represented a decrease of $559,875 or 11.3%.  Our revenues decreased largely due to a decrease in installations offset by an increase in additional corporate-owned micro markets that were operational compared to the prior year as well as additional royalties received on an increased number of machines.  Overall orders received and installations (at which point our Company recognizes revenues) of machines were 447 and 377, respectively, during the nine months ended March 31, 2016, compared to 481 and 451, respectively,  for the corresponding nine months ended March 31, 2015.

Cost of revenues

Cost of revenues was $2,436,487 during the nine months ended March 31, 2016, compared to $2,274,866 during the nine months ended March 31, 2015.  This represents an increase of $161,621 or 7.1%.  The increase is primarily due to the cost associated with an increase Company-owned machines as well as the write-off of obsolete inventory.

Gross margin

Gross margin for the nine months ended March 31, 2016 was $1,943,710 compared to $2,665,206 for the corresponding period ending March 31, 2015, representing a decrease of $721,496 or 27.1%.  Gross margin percentage during the nine months ended March 31, 2016 was 44.4% compared to 54.0% for the corresponding period ended March 31, 2015.  The decrease in gross margin percentage of 9.6% is primarily a result of decreased margin associated with franchisee machines as well as lower margins on food sales for company-owned machines, write-off of obsolete inventory, offset in part by an increase in royalties and agency sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2016 of $4,438,318 represents an increase of $507,906 or 12.9% from the $3,930,412 in the nine months ended March 31, 2015.  The major components of selling, general and administrative expenses were as follows:

Marketing and advertising expenses increased $105,196 to $715,602 or 17.2% for the nine months ended March 31, 2016 compared to $610,406 for the nine months ended March 31, 2015.  The increase was primarily attributable to an increase in national radio advertising for FHV as well as the radio advertising launch for Reis & Irvy’s.

Insurance fees increased $91,686 or 101% to $182,182 during the nine months ended March 31, 2016 from $90,496 during the nine months ended December 31, 2015. The increase was primarily attributable to an increase in the Company’s general liability and D&O insurance, as well as health and workers compensation insurance.

Professional fees increased $67,753 or 23% to $362,595 during the nine months ended March 31, 2016 from $294,842 during the nine months ended March 31, 2015. The increase was primarily attributable to the conversion of an employee to a consultant, as well as additional legal fees.

Provision for legal settlements increased to $110,426 in the nine months ended March 31, 2016 from zero in the same period in the prior year, as a result refund settlements with franchisees.

Provision for income taxes

During the nine months ended March 31, 2016 and 2015, we incurred a net loss and operated as a C-corp for federal and state income tax purposes.  A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $3,372,868 during the nine months ended March 31, 2016 compared to a net loss of $1,340,317 for the nine months ended March 31, 2015.   The increase in net loss resulted from a lower revenues and gross margin, including both in amount and percentage, as well as increased selling, general and administrative expenses, interest expense, accretion of discount, loss on conversion of franchisee refund and derivative liability loss.

Basic net loss per share during the nine months ended March 31, 2016 and 2015 was $0.13 and $0.05, respectively.

Liquidity and Capital Resources

For the nine months ended March 31, 2016 we had a net loss totaling $3,372,868 and negative cash flows from operations totaling $772,751.  Our cash balance at March 31, 2016 was $153,995.  Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances.  Also, we used cash on hand to retire liabilities associated with the franchise rescissions.  As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments.  In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include capital expenditures for the purchase of corporate owned and operated vending machines, micro markets, and frozen yogurt kiosks, including the repurchase of machines from franchisees opting to rescind their franchise agreements.  Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations.

As of March 31, 2016, the Company had $501,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, $600,000 outstanding under the Promissory Note, $545,000 outstanding under a loan agreement with its Chairman and approximately $412,000 under two Secured Promissory Notes.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at March 31, 2016 However, in February 2016, the Company signed an exclusive agreement for the marketing and distribution of frozen yogurt kiosks that contain minimum purchase commitments.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of March 31, 2016 and June 30, 2015, the Company's provision for franchisee rescissions and refunds totaled $1,538,958 and $575,750, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2016.  Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee.  We consider this to be a material weakness as an independent board and audit committee provide important oversight.  The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2014, Seaga Manufacturing, the Company’s supplier of automatic merchandising equipment, filed a lawsuit in Illinois state court alleging one count of breach of contract claiming that the Company failed to make payments and to meet the yearly minimum volume of purchases. On August 14, 2014, the Company filed its answer, affirmative defenses, and counterclaims against Seaga. The counterclaims included claims for breach of contract, breach of express warranty, breach of implied warranties of merchantability and fitness for particular purpose, and indemnification. On May 1, 2015, the court granted Seaga’s motion to dismiss the Company’s implied warranty claims. On January 9, 2015, Seaga filed a third-party complaint against the manufacturer of the automatic merchandising equipment, Saeco Vending S.P.A., and on August 26, 2015, the court dismissed the third-party complaint. The Seaga matter was settled by the parties. Neither side admitted wrongdoing or liability, and neither party paid compensation to the other.  The court dismissed the action with prejudice on May 5, 2016.

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

Defendants filed an Answer to Plaintiffs’ First Amended Complaint in April of 2015. Written discovery has commenced and trial of the matter was scheduled to begin in January of 2016; however, the parties have submitted a joint stipulation to continue the trial until August of 2016. The Company intends to vigorously contest these allegations in Court.

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

FRESH HEALTHY VENDING INTERNATIONAL, INC.

Dated: May 23, 2016	By:	/s/ Arthur S. Budman
Arthur S. Budman, Chief Executive Officer Principal Executive Officer and Principal Financial Officer