Form 10-K
period 2016-06-30
Generation NEXT Franchise Brands, Inc.
filed 2016-10-05
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number: 000-55164

GENERATION NEXT FRANCHISE BRANDS, INC. (FORMERLY FRESH HEALTHY VENDING INTERNATIONAL, INC.)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(1) Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity on December 31, 2015 held by non-affiliates of the registrant (based on the stock's not having traded through that date) was $920,740. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiaries) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At September 27, 2016 there were 27,978,580 shares outstanding of the issuer's common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc.)

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain statements relating to future results of Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc.) (including certain projections and business trends) that are "forward-looking statements." Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission ("SEC") filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1 - Business

As used in this annual report, the terms "we", "us", "our", "Gen Next", and the "Company" means Generation NEXT Franchise Brands, Inc., a Nevada corporation, its wholly-owned subsidiaries Fresh Healthy Vending LLC, a California limited liability company, Fresh and Healthy Vending Corporation, a California corporation, Reis & Irvy’s, Inc., a Nevada corporation, 19 Degrees, Inc., a Nevada corporation, or their management. Also as used in this annual report, the term “Gen Next” refers to Generation NEXT Franchise Brands, Inc., "FHV LLC" refers to Fresh Healthy Vending LLC, “R&I” refers to Reis & Irvy’s, Inc., “19 Degrees” refers to 19 Degrees, Inc., and “Fresh and Healthy” refers to Fresh and Healthy Vending Corporation.

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

During fiscal 2016, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of June 30, 2016, we have received approval to sell franchises in a number of U.S. states and Canada and have booked 76 units aggregating $2.6 million, which is included in deferred revenues. As of June 30, 2016, the Company has not yet delivered any frozen yogurt vending machines.

As a result of our focus on Reis & Irvy's, we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

History

On July 19, 2013 (the "Closing Date") our wholly-owned subsidiary, FHV Acquisition Corp., completed a Reorganization and Asset Acquisition Agreement dated July 19, 2013 (the "Acquisition Agreement") with FHV Holdings Corp, a California corporation ("FHV Cal") (the "FHV Acquisition"). Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,298 shares of our Company's common stock (as adjusted for the Stock Split) to FHV Cal, in exchange for all FHV Cal's assets as of the Closing Date. FHV Cal's principal asset consists of the operations and assets of Fresh Healthy Vending LLC, a California limited liability company. FHV Cal has informed our Company that the shares of our Company's common stock described herein were distributed to the sole shareholder of FHV Cal, a trust operated for the benefit of and controlled by Nicholas Yates, our Chairman.

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

We are a public company listed under the symbol "VEND." We were incorporated in the State of Nevada on June 8, 2011 as Green 4 Media, Inc. Prior to July 19, 2013; we were an eco-marketing and advertising company ("GEEM Business"). On July 22, 2013, we entered into the Indemnity Agreement and in connection with that agreement we transferred the GEEM Business to our former Chief Executive Officer. Effective August 8, 2013, we changed the name of our Company from Green 4 Media, Inc. to Fresh Healthy Vending International, Inc., and in March 2016, we changed the name of our Company to Generation NEXT Franchise Brands, Inc.

FHV LLC was formed as a limited liability company in California in 2010, as a franchisor of healthy drinks and snack vending machines. Including the operating history of YoNaturals, whose assets were contributed to FHV LLC in August 2010, we have a combined eight year operating history in vending machines providing food and beverages.

Reis & Irvy’s, Inc. was formed as a Nevada corporation in March 2016, and operates as a franchisor of frozen yogurt robots.

19 Degrees, Inc. was formed as a Nevada corporation in March 2016, and will operate the corporate-owned frozen yogurt robots.

The Industry and the Overall Market

We are both a franchisor and operator of vending machines, micro markets and frozen yogurt robots. In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA's annual Franchise Business Economic Outlook report (compiled by HIS Global Insight). Upscale vending is taking over as consumers' palates become more refined and they gravitate toward a health-conscious lifestyle, according to Food Business News. Additionally the vending machine market is expected to expand 1.5 percent by 2015 according to Food Business New. The National Automated Merchandising Association ("NAMA") estimates the vending market is a $30 billion-a-year industry. NAMA also estimates that 100 million Americans will use one of seven million vending machines each day.

Frozen Yogurt Robot

We are in the process of manufacturing a state-of-the art frozen yogurt vending machine robot that is a completely unique vending machine and entertainment experience. The robot contains both a cash and cashless vending platform that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines. Our vending standards are UL ("Underwriters Laboratories") and NSF (“National Sanitation Foundation”) recognized, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless technology provides the highest level of data and network compliance while ensuring complete transparency. As a result, we generally handle little if any cash in the process. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

Vending Technology

We have developed a cash and cashless vending platform to readily monitor the sales of our franchisees. We help our franchisees to grow their business with onsite and virtual management tools, including as an example, wireless remote monitoring telemetry software. Our vending standards are UL ("Underwriters Laboratories") recognized, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless technology provides the highest level of data and network compliance while ensuring complete transparency. As a result, we generally handle little if any cash in the process. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

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

Vending and Micro Market Products

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

Frozen Yogurt Products

The Company intends to set up national distribution partners to carry the consumable products required for the frozen yogurt robots.

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

Our Principal Suppliers

The Company currently purchases substantially all of its vending machines as needed from a sole supplier, Automated Merchandising Systems Inc. ("AMS"), or its designated distributor. We believe that our relationship with AMS is excellent, and likely to continue. In our view, the loss of our relationship with AMS, should it occur, may result in short term disruptions not likely to be material. The Company has identified at least four other suppliers with comparable vending equipment. The Company also purchases its micro markets from a single manufacturer and believes the loss of its supplier may result in short term disruptions not likely to be material. The Company also anticipates purchasing its frozen yogurt robot from a single supplier. The loss of a relationship with the manufacturer of the frozen yogurt robots may result in short term disruptions.

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

Governmental Regulation

We are required to comply with regulations governing the sale of franchises – the primary component of our business. Fifteen states directly regulate franchising and fourteen require pre-sale registration of a Franchise Disclosure Document ("FDD"), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 35 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission ("FTC"), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 15 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC's Franchise Rule does not require registration of an FDD with the FTC.

Our Employees

We had approximately 38 full-time employees as of June 30, 2016 and 1 part-time position. None of our employees are subject to collective bargaining agreements.

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

Any interruption in delivery from our only machine suppliers could impair our ability to sell our products and generate revenues. We currently depend on a sole supplier, AMS or their authorized distributors, for the production and delivery of our primary vending machines. We also have one primary supplier of our micro markets and frozen yogurt robots. We issue purchase orders for equipment as needed and neither we, nor our manufacturers or authorized distributors, are obligated to minimum purchases or deliveries in the future. We are aware of other suppliers that could fulfill our equipment requirements; however, any interruption in the distribution from our sole suppliers could affect our ability to add new franchisees and satisfy our commitments with existing franchisees. If any interruption described herein takes place, it could have a material adverse impact on our revenues and results of operations until a replacement supplier is obtained.

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

Failure to receive frequent deliveries of the foods and beverages we offer could harm our operations. Our ability to maintain ours and our franchisees' machines depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, which is especially significant with regard to perishable product offerings, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time that could increase our expenses and cause shortages of food and other items that are expected to be stocked within our, our or our franchisees' machines. If that were to happen, affected routes could experience significant reductions in sales during the shortage or thereafter, if customers change their purchasing habits as a result. Our focus on a limited menu of fresh and healthy offerings within machines would make the consequences of a shortage of one or key popular items more severe. Furthermore, certain frozen yogurt consumables may only be available from one manufacturer. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

REGULATORY RISKS

Franchising is a highly regulated industry. Compliance with regulatory procedures or regulatory delays, actions or inaction could delay franchise and machine sales and seriously harm our business, financial condition and results of operations. Fifteen states directly regulate franchising and fourteen require pre-sale registration of a Franchise Disclosure Document ("FDD"), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 35 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission (FTC), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 15 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC's Franchise Rule does not require registration of an FDD with the FTC.

Franchising is a highly competitive industry. Competition from other franchisors could impact franchise and machine sales and seriously harm our business, financial condition and results of operations. We strive to provide direct and indirect benefits to our franchisees that are superior to, or competitive with, other franchisors. In addition, we rely on our franchisees and the manner in which they operate their locations to develop future franchise and machine sales. If we are unable to provide our franchisees with adequate benefits, or if any significant number of our franchisees are not successful, we may be unable to sell franchises and machines to new franchisees or maintain or renew our contractual relationships with existing franchisees, causing our business, financial condition and results of operations to suffer.

As a franchisor, we are subject to federal and state regulations in the various jurisdictions in which we desire to sell franchises and have existing franchisees. We are required to register a Franchise Disclosure Document (FDD), or offering prospectus, in 14 states, normally with the state agency that oversees the sale of securities in that state, and provide detailed and complete pre-sale disclosures in our FDD to our franchisee candidates with whom we propose to enter into franchise agreements before we can sell our franchises and vending machines.

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

FINANCIAL RISKS

If we cannot achieve profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the years ended June 30, 2016, 2015 and 2014. Returning to profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in reestablishing profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. Additional funds, if needed, may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms, or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We suffered a net loss for the years ended June 30, 2016, 2015 and 2014 and we had limited working capital on hand. Should we continue to experience net losses and should we lack sufficient working capital, this could raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

CORPORATE AND OTHER RISKS

Our executive officers, directors and principal stockholders beneficially own or control over 60% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, our principal stockholder together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company. Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 1B – Unresolved staff comments

None

Item 2 – Properties

The Company leases corporate and warehouse facilities (the "Facility Leases") in San Diego aggregating 8,654, square feet. Our corporate offices are located at 2620 Financial Court, Suite 100, San Diego, California 92117. This Facility Lease commenced in August 2015 and is for a term of 84 months. The current monthly rental payment, net of utilities and operating expenses for the Facility Lease, is approximately $14,625.

Item 3 – Legal Proceedings

In Re: California Commissioner of Business Oversight v. Fresh Healthy Vending LLC, California Department of Business Oversight, File No. 993-6326. Order Entered November 7, 2014.

In June 2014, we received an inquiry from the California Department of Business Oversight ("DBO" related to the sale of 15 franchises that occurred between March 2014 and May 2014. On November 7, 2014, the DBO issued a Stop Order and Citation ("Stop Order"), which prohibits us from selling franchises in the state of California until November 7, 2016. The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO's prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk. The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys' fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014. Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond. The total rescission payments aggregating $934,500, were completed by July 2015. As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order. The Stop Order terminates on November 7, 2016.

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

Seaga Manufacturing, Inc. (“Plaintiff”) v. Fresh Healthy Vending, LLC, a California limited liability company (“Defendant”), Case No. 2014-L178; Circuit Court of the 17th Judicial Circuit, County of Winnebago, State of Illinois.

On June 11, 2014, Seaga Manufacturing, the Company's supplier of automatic merchandising equipment, filed a lawsuit in Illinois state court alleging one count of breach of contract claiming that the Company failed to make payments and to meet the yearly minimum volume of purchases. On August 14, 2014, the Company filed its answer, affirmative defenses, and counterclaims against Seaga. The counterclaims included claims for breach of contract, breach of express warranty, breach of implied warranties of merchantability and fitness for particular purpose, and indemnification. On May 1, 2015, the court granted Seaga's motion to dismiss the Company's implied warranty claims. On January 9, 2015, Seaga filed a third-party complaint against the manufacturer of the automatic merchandising equipment, Saeco Vending S.P.A., and on August 26, 2015, the court dismissed the third-party complaint. The Company intends to vigorously contest these allegations in court. On May 3, 2016, the parties entered into a stipulation to settle the matter. Neither side admitted wrongdoing or liability, and neither party paid compensation to the other. The court dismissed the action with prejudice on May 5, 2016.

John Coffin and Slender Vender, LLC (“Plaintiffs”) v. Fresh Healthy Vending, LLC; Alex Kennedy; Nicholas Yates; Todd William London; Jolly Backer; Maria Truong; Mark Trotter; Ryan Ball; and T.J. Rogers (“Defendants”), Case Number 37-2014- 00017075-CU-FR-CTL; Superior Court of the State of California for the County of San Diego.

On May 28, 2014 a franchisee filed a complaint against the Company and certain current and former employees (collectively, “Defendants”). The initial Complaint included employment law claims for unpaid wages, which were dismissed following demurrer. Plaintiffs' operative First Amended Complaint alleges the following six causes of action: (1) Restitution following Rescission; (2) Fraud; (3) Breach of Contract – Franchise Agreement; (4) Breach of Contract – Franchisee Development Team Agreement; (5) Unfair Competition under California Business and Professions Code section 17200; and (6) False Advertising under California Business and Professions Code section 17500. Each of these causes of action are alleged against the Company. In addition, Plaintiffs named certain individual defendants in their causes of action for Fraud, Unfair Competition, and False Advertising. Defendants filed an Answer with affirmative defenses to Plaintiffs’ First Amended Complaint in April of 2015.

Following the completion of discovery, Plaintiffs filed a Motion for Summary Adjudication, which motion was opposed by Defendants. The court denied Plaintiffs’ Motion for Summary Adjudication on July 29, 2016. On August 10, 2016, Plaintiffs filed a Motion to Amend Complaint. The court denied that motion on August 17, 2016. Plaintiffs filed a petition asking the Court of Appeal to review the court’s denial of Plaintiffs’ Motion for Summary Adjudication and Motion to Amend. Trial of the matter is scheduled to begin on September 26, 2016. The Company intends to vigorously contest Plaintiffs’ allegations at trial.

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

Part II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol "VEND." The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. On September 19, 2016, the closing price of our common stock as reported on the OTCQB was $.30 per share. Our stock began trading on the OTCQB under the symbol "GEEM" on August 26, 2013 and was later changed to "VEND" on September 19, 2013.

Holders of Record

As of September 27, 2016, 27,978,580 shares of our common stock were issued and outstanding, and held by approximately 31 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of June 30, 2016, with respect to compensation plans under which our common stock is authorized for issuance.

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the "2013 Plan"). The 2013 Plan was approved by a majority of our shareholders (as determined by shareholdings) on September 4, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan were initially not exceed in the aggregate 2,600,000 shares of the common stock of our Company. On July 13, 2015, the Company increased the total number of shares that may be issued under the 2013 Plan to 4,000,000 and on April 28, 2016 that number increased to 6,000,000.

Number of
	Number of		securities
	securities		remaining
	to be	Weighted-	available for
	issued upon	average	future issuance
	exercise of	exercise price	under equity
	outstanding	of outstanding	compensation
Plan Category	options	options	plans

2013 Plan	2,514,448	$0.219	2,045,000

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

Our MD&A consists of the following sections:

•	Overview – a general description of our business and fiscal 2015 highlights.
•	Results of operations.
•	Liquidity and capital resources.
•	Discussion of critical accounting estimates.
•	Off balance sheet arrangements.
•	New accounting pronouncements.

Overview

Historical discussions with respect to our Company's operations included herein refer to our operations for the years ended June 30, 2016 and 2015. Effective as of July 19, 2013 our Company acquired all assets of FHV Cal which included FHV LLC in a transaction accounted for as a reverse acquisition. With the sale of the GEEM Business under the Indemnity Agreement effective July 22, 2013, our continuing operations are those of FHV LLC, The Fresh and Healthy Vending Corp, Reis & Irvy’s, Inc. and 19 Degrees, Inc. Forward looking information and discussion with respect to our Company's operations subsequent to the FHV Acquisition is also included herein.

During fiscal 2016, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of June 30, 2016, we have received approval to sell franchises in a number of U.S. states and Canada and have booked 76 units aggregating $2.6 million, which is included in deferred revenues. As of June 30, 2016, the Company has not yet delivered any frozen yogurt vending machines.

As a result of our focus on Reis & Irvy’s , we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

We have effected changes to our operations in order to restore our previous levels of revenues enjoyed in prior years in the hope that such changes will also position our Company for future growth in fiscal 2017 and beyond. Among the changes implemented or in the process of being implemented were the following:

•	We launched our new frozen yogurt robot franchise concept, Reis & Irvy’s in April 2016 and have produced record bookings;

•	We raised approximately $950,000 in debt needed for general corporate purposes;

•	We have expanded our media and Internet presence to provide new potential Reis & Irvy’s franchisees better awareness of the benefits of our product and franchisee offerings;

•	We achieved record monthly bookings in May and June;

•	We formed 19 Degrees, Inc., our wholly-owned subsidiary that will house our corporate-owned frozen yogurt robots.

Results of Operations

Revenues

We had revenues of $5,685,199 for the year ended June 30, 2016, compared to revenues of $6,273,722 for the year ended June 30, 2015. This represented a decrease in revenues of $588,523 or 9.4%. This decrease was primarily a result of decreased revenues from installation of vending machines, offset partially by an increase in Company owned machines and royalties. Our overall orders and installations (at which point our Company recognizes revenue) of machines decreased during the year ended June 30, 2016 as compared to the year ended June 30, 2015. During the year ended June 30, 2016, the Company had 385 and 483 machine orders and installations, respectively. During the year ended June 30, 2015, the Company had 701, and 562 orders and installations, respectively. As a result of the decrease in orders and installations, franchise fees also decreased approximately $85,000 from fiscal 2015 to fiscal 2016.

Cost of revenues

Cost of revenues was $3,138,422 during the year ended June 30, 2016 as compared to $2,940,528 during the year ended June 30, 2015. This represents an increase of $197,894 or 6.7%.

Gross margin

Gross margin for the year ended June 30, 2016 was $2,546,777 compared to $3,333,194 for the year ended June 30, 2015, representing a decrease of $786,417 or 23.6%. Gross margin percentage was 44.8% and 53.1% for the years ended June 30, 2016 and 2015, respectively. The decrease in gross margin percentage of 8.3% in fiscal 2016 from 2015 is primarily a result of decreased margin associated with franchisee machines, lower margins on food sales for company-owned machines, as well as costs associated with the write-off of obsolete inventory, offset in part by an increase in royalties.

Operating expenses

Personnel compensation increased $203,525 to $3,066,888 in fiscal 2016 as compared to $2,863,363 in fiscal 2015, representing an increase of 7.1%. The increase was primarily due to additional personnel and an increase in commissions in connection with an increase in bookings. Marketing and advertising increased $276,292, or 33.1%, to $1,111,402 in fiscal 2016 as compared to $835,110 in fiscal 2015. The increase was a result of an increase in overall marketing expenditures as well as an increase in national radio advertising related to the Company’s new franchise concept, Reis & Irvy’s frozen yogurt robot. Rent expense increased $64,039 or 46.8% from $136,905 in 2015 to $ 200,944 in 2016. The increase was primarily the result of the Company’s move to a new corporate headquarters. Insurance expense increased $119,258 from $139,054 in fiscal 2015 to $258,312 in fiscal 2016. The increase was primarily related to an increase in Directors and Officers insurance as well as an increase in General Liability and Employer’s Liability premiums. Professional fees increased $86,041 to $481,133 in fiscal 2016 compared to $395,092 in fiscal 2015. The increase was primarily attributable to increased legal fees associated with franchise legal matters as well as legal fees associated with the new Reis & Irvy’s franchise concept.

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

During the years ended June 30, 2016, and 2015, we incurred net losses and operated as a C-Corp for federal and state income tax purposes. Accordingly we are now subject to federal and state income taxes at the prescribed statutory rates. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating losses due to the substantial uncertainty about whether such benefit will ever be realized. We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net loss

Our net loss was $5,087,711 for the year ended June 30, 2016 compared to a net loss of $2,117,075 for the year ended June 30, 2015. This represents an increase in net loss of $2,970,636 or 140%. In addition to the items noted above, the increase in net loss is also attributable to an increase of $983,615 related to interest expense, discount accretion, loss on conversion of franchisee debt to stock and derivative loss.

Basic and diluted net loss per share for the years ended June 30, 2016 and 2015 was $.19 and $.08, respectively.

Liquidity and Capital Resources

For the year ended June 30, 2016 the Company had a net loss of $5,087,711. We had negative cash flows from operations totaling $556,474. Our cash balance at June 30, 2016 was $409,706. Since the date of the closing of the Acquisition, our orders and installations of machines were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our ongoing operations. Also, we have used cash on hand to retire liabilities associated with the franchisee rescissions in California (see Legal above) and other franchisee refunds. To provide adequate liquidity for our continuing operations, we need to obtain additional capital in the form of either debt or equity (or a combination thereof) financing. Although management believes that it will be able to obtain such financing on terms acceptable to the Company, no assurance can be given that we will be successful in doing so.

Our current plans include capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots as well as the option to repurchase machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of robots for our corporate operations pending our receipt of added capital.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. As of June 30, 2016, $521,700 was outstanding under the Loan.

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

The conversion terms of the Promissory Note were amended pursuant to a first amendment to Promissory Note, dated October 14, 2015. The adjustable pricing mechanism commencing 6 months after the Promissory Note issuance date at a 20% discount to the lowest trading price 10 business days prior to conversion was removed. The negative covenants set forth in the subscription agreement were also amended pursuant to a first amendment to subscription agreement, dated October 14, 2015. Furthermore, on June 8, 2016, the Promissory Note was extended for an additional six months.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2016 and 2015, the Company's provision for franchisee rescissions and refunds totaled $1,844,176 and $575,750, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

Vending & Micro Market Franchise contracts — We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of machines plus 100% of the franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets.

Reis & Irvy’s Franchise contracts — We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract's cash consideration (typically 50% of machines plus 50% of the franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon the sooner of 60 days or our locating 50% of the sites for the machines.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2016, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,411,346 $394,563 and $8,062,982, respectively. As of June 30, 2015, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,067,761, $884,885 and $6,428,156 respectively.

Furthermore, deferred revenue of $1,592,591 in excess of one year as of June 30, 2016 consisted of the following: amounts related to ongoing franchisees - $1,271,947; amounts related to a franchisee requesting a hold on location procurement - $292,310; amounts related to franchisees that voluntarily left the system - $28,334. As of June 30, 2015, deferred revenue in excess of one year aggregated $874,909.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, product royalties and annual advertising fees and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $160,647 and $100,692 at June 30, 2016 and 2015, respectively.

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

We account for our share-based compensation as required by the Financial Accounting Standards Board ("FASB") under authoritative guidance ASC 718 on stock compensation, using the Black Scholes quantitative valuation method. The resulting compensation expense is recognized in the financial statements on a straight-line basis over the vesting period from the date of grant.

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

Fair value of financial instruments — In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contains provisions that protect holders from declines in the stock price or otherwise could result in modification of the conversion price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued contained such provisions and recorded such instruments as derivative liabilities. See Note 6, Notes payable.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2016. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016. Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992"). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2016. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our current officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position

Nicholas Yates	40	Vice President Corporate Operations, Director
Arthur S. Budman	54	Chief Executive Officer, Chief Financial Officer, Director
Steven Finley	51	Director

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

Involvement in Certain Legal Proceedings

To our knowledge except as may be noted above or under "Legal Proceedings", none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

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

							Change in
							Pension
							Value and
							Non-Qualified
						Non-equity	Deferred
				Stock	Option	Incentive	Compensation	All Other
		Salary	Bonus	Awards	Awards	Comp	Earnings	Comp.	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)	($)	($)(3)	($)

Nicholas Yates
Vice President,	2016	200,000	90,997	-	34,000	-	-	5,402	330,399
Operations, Director	2015	200,000	111,500	-	-	-	-	3,980	315,480

Arthur S. Budman (4)	2016	175,000	47,867	21,500	17000	-	-	4,740	266,107
Chief Executive Officer,	2015	184,281	29,410	102,187	-	-	-	1,185	317,063
Chief Financial Officer,
Director

Alex Kennedy (5)	2016	52,616	-	-	-	-	-	2,593	55,209
Director of Franchise	2015	111,179	81,480	-	-	-	-	4,182	196,841
Development, Director

Steve Finley (6)	2016	12,000	-	-	-	-	-	-	12,000
Independent Director	2015	12,000	-	-	-	-	-	-	12,000

_________

(1)	The amounts in this column are the fair value of stock awards.
(2)

The amounts in this column are the annual fair values of stock option grants in accordance with ASC 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 8 to the consolidated financial statements.

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

Grants of Stock Awards

In connection with his initial employment agreement, Mr. Budman was granted 250,000 shares of common stock that vested ratably over twelve months, commencing October 15, 2014. Furthermore, during fiscal 2016, Mr. Budman was granted options to purchase 250,000 shares of common stock at $.095 per share, representing the then fair market value of the options at the time of grant. The options vest 100% in twelve months from the date of grant.

During fiscal 2016, Mr. Yates was granted options to purchase 500,000 shares of common stock at $.095 per share, representing the then fair market value of the options at the time of grant. The options vest 100% in twelve months from the date of grant.

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

Furthermore, during the year ended June 30, 2014, Mr. Finley was granted non-qualified options to purchase 500,000 shares of common stock at $.165 per share, representing the then fair value of the options at the time of grant. The options vest ratably over a three year period and expire five years from the date of grant. During fiscal 2015, Mr. Finley exercised 55,922 options using the cashless exercise feature. As a result, Mr. Finley was issued 50,922 shares of common stock. During fiscal 2016, Mr. Finley exercised 100,000 options using the cashless exercise feature. As a result, Mr. Finley was issues 60,715 shares of common stock.

Option Exercises and Stock Vested

During the year ended June 30, 2014, Mr. Yates and Ms. Kennedy exercised 500,000 and 200,000 options to purchase common stock, respectively. Additionally, during the years ended June 30, 2016 and 2015, Mr. Finley exercised 100,000 and 55,552 options to purchase common stock, respectively.

Outstanding Equity Awards at Fiscal Year End

At June 30, 2016, Mr. Yates held 500,000 options to purchase common stock, of which 0 were exercisable at $.095 per share. At June 30, 2016, Mr. Finley held 344,448 options to purchase common stock, of which 302,781 were exercisable at $.165 per share. At June 30, 2016, Mr. Budman held 250,000 options to purchase common stock, of which 0 were exercisable at $.095 per share.

Compensation of Directors

On September 4, 2013, the Company appointed Steve Finley as an independent member to its Board of Directors. In connection with Mr. Finley's appointment, he was granted non-qualified stock options to purchase 500,000 shares of the Company's common stock at $.165 per share, the then current value of the stock. The options vest ratably over a three year period and expire five years from the date of grant. Additionally, Mr. Finley is paid $1,000 per month for Board services. During the year ended June 30, 2016, Mr. Finley was paid $12,000 in connection with his Board appointment.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 12, 2016, information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on the number of shares outstanding after giving effect to: (i) the Stock Split (ii) cancellation of the shares delivered to the Company pursuant to the Business Transfer and Indemnity Agreement, (iii) 15,648,298 shares issued in connection with the acquisition of assets from FHV Cal (iv) sale of 2,235,951 shares effective July 19, 2013 in a private placement of our securities (v) conversion of notes payable into 706,077 shares of common stock (vi) exercise of stock options and warrants and (vii) grant of stock to an employee.

	Amount and	Percentage
Name and Address of Beneficial Owner (1)	Nature of Beneficiary Ownership	of Class Beneficially Owned (2)
Officers and directors
Nicholas Yates, Vice President Corporate Operations, Director (3)	16,185,233	57.85%
Arthur S. Budman, Chief Executive Officer, Chief Financial Officer, Director (4)	250,000	*
Steven Finley, Director (5)	456,085	1.63%
All directors, former directors and executive officers as a group (4 persons)	16,891,318	60.37%

________

* Represents less than 1% of the outstanding shares.

(1)	Unless otherwise noted, the address is c/o Generation NEXT Franchise Brands, Inc. 2620 Financial Court, Suite 100, San Diego California 92117.
(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by 27,978,580 shares, deemed to be the total shares of common stock outstanding as of the date of this table.

(3)	15,648,298 shares are owned by a trust of which Mr. Yates is the principal beneficiary, 488,556 shares are owned by Mr. Yates personally and 48,379 shares are owned by the spouse of Mr. Yates.
(4)	Amount represents shares granted to Mr. Budman under an initial employment agreement dated October 1, 2014.
(5)

Amounts represent the vested portion of 263,893 shares eligible to be purchased within sixty days of the date of this table, under an option to purchase common stock granted to Mr. Finley, as well as 111,637 shares of common stock held by Mr. Finley in connection with the cashless exercise of 155,552 options to purchase common stock.

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the year ended June 30, 2016, the Company paid $87,604 and $69,568 of principal and interest, respectively, under the Notes.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. As of June 30, 2016, $521,700 was outstanding under the Loan.

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

Item 14 – Principal Accounting Fees and Services

The aggregate fees billed for the years ended June 30, 2016 and 2015, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year ended	Year ended
	June 30, 2016	June 30, 2015

Audit fees (1)	$69,592.00	$80,326.00
Audit related fees (2)	$13,122.00	$-
Tax fees (3)	$18,938.00	$47,000.00
All other fees (4)	$-	$-
	$101,652.00	$127,326.00

__________

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

Part IV

Item 15 – Exhibits, Financials Statements and Schedules

(a) Financial Statements

Filed at the end of this Annual Report are the audited financial statements of Generation NEXT Franchise Brands, Inc. for the years ended June 30, 2016 and 2015.

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

Generation NEXT Franchise Brands, Inc.

Date: October 5, 2016	By:	/s/ ARTHUR S. BUDMAN
Arthur S. Budman
Chief Executive Officer, Chief Financial Officer

Power of Attorney

We, the undersigned directors and/or officers of Generation NEXT Franchise Brands, Inc., a Nevada corporation, hereby severally constitute and appoint Arthur S. Budman, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the followings persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ ART BUDMAN	Chief Executive Officer, Chief Financial Officer	October 5, 2016
Art Budman

/s/ NICHOLAS YATES	Chairman	October 5, 2016
Nicholas Yates

/s/ STEVEN FINLEY	Director	October 5, 2016
Steven Finley

INDEX TO FINANCIAL STATEMENTS

Fresh Healthy Vending International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Generation Next Franchise Brands, Inc.

(Formerly Fresh Healthy Vending International, Inc.)

We have audited the accompanying consolidated balance sheets of Generation Next Franchise Brands, Inc. (Formerly Fresh Healthy Vending International, Inc.) (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2016 and 2015, and the consolidated results of its operations, its changes in stockholders’ deficit and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California

October 5, 2016

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2016 and 2015

	As of June 30
	2016	2015
Assets
Current assets:
Cash	$409,706	$325,337
Cash in escrow	208,767	93,000
Accounts receivable, net	2,411,346	2,067,761
Deferred costs	394,563	884,885
Inventories, net	318,707	289,279
Prepaid expenses and other current assets	479,559	89,662
Total current assets	4,222,648	3,749,924

Property and equipment, at cost:
Vending equipment	-	312,058
Computer hardware and software	145,060	145,060
Furniture and fixtures	50,725	40,769
Vehicle	-	15,597
Leasehold improvements	22,846	63,500
	218,631	576,984

Less accumulated depreciation and amortization	(124,033)	(223,455)

	94,598	353,529

Deposits	32,904	41,793

Total assets	$4,350,150	$4,145,246

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,172,978	$1,047,675
Customer advances and deferred revenues	8,062,982	6,428,156
Provision for franchisee rescissions and refunds	1,844,176	575,750
Accrued personnel expenses	266,926	221,194
Notes payable, net of discount of $0 in 2016 and $453,793 in 2015	1,357,666	653,873
Derivative liability	336,027	397,840
Due to related party, net of discount of $193,766 in 2016 and $0 in 2015	740,330	95,000
Deferred rent	11,497	1,440
Total current liabilities	13,792,582	9,420,928
Convertible notes payable - long term	-	250,000
	13,792,582	9,670,928

Commitments and contingencies (Notes 5 and 9)	-	-

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 27,978,580 issued and outstanding at June 30, 2016 and 26,784,767 issued and outstanding at June 30, 2015	27,916	26,783
Additional paid-in capital	3,242,250	2,072,422
Accumulated deficit	(12,712,598)	(7,624,887)

Total stockholders' deficit	(9,442,432)	(5,525,682)

Total liabilities and stockholders' deficit	$4,350,150	$4,145,246

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended June 30, 2016 and 2015

	2016	2015
Revenues:
Vending machine sales, net	$4,537,463	$5,214,992
Franchise fees	382,992	467,983
Company owned machines	294,565	227,117
Agency sales (net)	93,933	117,413
Other	376,246	246,217
	5,685,199	6,273,722

Cost of revenues	3,138,422	2,940,528

Gross margin	2,546,777	3,333,194

Operating expenses:
Personnel	3,066,888	2,863,363
Marketing	1,111,402	835,110
Professional fees	481,133	395,092
Insurance	258,312	139,054
Rent	200,944	136,905
Depreciation and amortization	90,071	88,517
Stock compensation	307,440	297,115
Other	983,615	545,645
	6,499,805	5,300,801

Loss from operations	(3,953,028)	(1,967,607)

Other income (expense):
Interest expense	(261,898)	(95,014)
Accretion of discount on notes payable	(560,027)	(105,057)
Loss on conversion of franchisee debt to stock	(263,338)
Derivative liability	(44,620)	53,803
	(1,129,883)	(146,268)

Loss before provision for income taxes	(5,082,911)	(2,113,875)

Provision for income tax	4,800	3,200

Net loss	$(5,087,711)	$(2,117,075)

Net loss per share - basic and diluted	$(0.19)	$(0.08)

Weighted average shares used in computing net loss per share - basic and diluted	27,210,290	26,665,768

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended June 30, 2016 and 2015

	Common	Common	Additional	Accumulated	Total Stockholders'
	Shares	Stock	Paid-in Capital	Deficit	Deficit

Balance at June 30, 2014	26,546,348	$26,546	$1,696,837	$(5,507,812)	$(3,784,429)

Exercise of stock options	50,922	51	(51)		-
Issuance of common stock to employee	187,497	186	102,001		102,187
Stock-based compensation			194,928		194,928
Valuation of warrants issued with debt			78,707		78,707
Net loss				(2,117,075)	(2,117,075)
Balance at June 30, 2015	26,784,767	26,783	2,072,422	(7,624,887)	(5,525,682)

Issuance of common stock to employee	62,499	62	21,500		21,562
Stock-based compensation			285,878		285,878
Exercise of warrants on $375,000 convertible loan	101,849	102	106,331		106,433
Issuance of common stock to franchisees in lieu of debt repayment	968,750	969	192,781		193,750
Loss on issuance of stock in lieu of debt repayment			263,338		263,338
Beneficial conversion feature on related party note			300,000		300,000
Exercise of stock options	60,715	61	(61)		-
Net loss				(5,087,711)	(5,087,711)
Balance at June 30, 2016	27,978,580	$27,977	$3,242,189	$(12,712,598)	$(9,442,432)

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended June 30, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(5,087,711)	$(2,117,075)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	90,071	88,517
Interest accretion on notes payable	560,027	105,057
Loss on conversion of franchisee refund	263,338	-
(Gain) loss on derivative liability	44,620	(53,803)
Issuance of common stock to employee	21,562	102,187
Stock-based compensation	285,878	194,928
Loss (gain) on sales and disposals of property and equipment	29,134	6,714
Deferred rent	10,057	(17,982)
Bad debt expense	59,955	34,111
Allowance for obsolete Inventory	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	(403,540)	(79,555)
Deferred costs	490,322	(146,363)
Inventories	192,784	(157,117)
Prepaid expenses and other assets	(389,897)	(72,092)
Deposits	8,889	(1,726)
Accounts payable and accrued liabilities	125,303	13,563
Customer advances and deferred revenues	1,634,826	971,187
Provision for franchisee rescissions and refunds	1,462,176	44,827
Accrued personnel expenses	45,732	98,480
Cash flows used in operating activities	(556,474)	(936,142)

Cash flows from investing activities:
Cash in escrow	(115,767)	(93,000)
Purchases of property and equipment	(82,486)	(169,747)
Proceeds from sales of property and equipment	-	438
Cash flows (used in) provided by investing activities	(198,253)	(262,309)

Cash flows from financing activities:
Amounts received from related party	839,096	100,000
Repayments of amounts from related party	-	(5,000)
Proceeds from issuance of notes payable	-	1,196,500
Repayment of notes payable	-	(375,000)
Cash flows provided by financing activities	839,096	916,500

Change in cash	84,369	(281,951)

Cash, beginning of year	325,337	607,288

Cash, end of year	$409,706	$325,337

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$128,319	$36,871
Income taxes	$800	$3,200

Supplemental disclosure of non-cash investing
and financing activities:
Transfer of corporate mahcines from fixed assets to inventory	$222,212	-

Exercise of cashless warrants	$106,433	-

Issuance of common stock in lieu of franchisee liability payments	$193,750	-

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRNADS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS FRESH HEALTHY VENDING INTERNATIONAL, INC.)

Notes to Consolidated Financial Statements

1. Organization and description of business

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc., and referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "GNext" ) operates through its wholly- owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, FHV Acquisition Corp. (“FHV Acquisition”), and our newly formed subsidiaries Reis & Irvy’s, Inc. (“Reis”), and 19 Degrees, Inc. (“19 Degrees”) as a franchisor and owner and operator of healthy drink and snack vending machines and micro markets, and frozen yogurt robots (“Robots”) that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for the franchisees; additionally, the Company has negotiated discounts with a national product distribution chain. The Company also operates its own machines and micro markets and will operate its own frozen yogurt robots.

During fiscal 2016, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of June 30, 2016, we have received approval to sell franchises in a number of U.S. states and Canada and have booked 92 units aggregating $3.2 million, which is included in deferred revenues. As of June 30, 2016, the Company has not yet delivered any frozen yogurt vending machines.

As a result of our focus on Reis & Irvy’s , we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

Liquidity and capital resources

For the year ended June 30, 2016 we had a net loss totaling $5,087,711 and negative cash flows from operations totaling $556,474. Our cash balance at June 30, 2016 was $409,706. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances. Also, we used cash on hand to retire liabilities associated with the franchise rescissions. Our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots and the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of Robots for our corporate operations.

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

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life. As of June 30, 2016, we had no company owned machines in operation.

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2016 and 2015, the Company's provision for franchisee rescissions and refunds totaled $1,844,176 and $575,750, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2016, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,411,346, $394,563 and $8,062,982, respectively. As of June 30, 2015, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,067,761, $884,885 and $6,428,156, respectively.

Furthermore, the Company has deferred revenue of $1,592,591 in excess of one year as of June 30, 2016 which consisted of the following: amounts related to ongoing franchisees - $1,271,947; amounts related to a franchisee requesting a hold on location procurement - $292,310; amounts related to franchisees that voluntarily left the system - $28,334. As of June 30, 2015, deferred revenue in excess of one year aggregated $874,909.

Deferred revenue consisted of the following as of June 30, 2016 and 2015.

	As of June 30
	2016	2015

Vending machines - new	$4,449,950	$3,856,387
Vending machines - used	282,887	1,244,770
Micro markets - new	213,500	800,000
Franchise fees	682,145	522,517
Frozen yogurt robots	2,427,500	-
Other	7,000	4,482
	$8,062,982	$6,428,156

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at June 30, 2016 and 2015. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At June 30, 2016, bank balances, per our bank, exceeding federally insured limits totaled $155,349. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At June 30, 2016 and 2015, the Company had $208,767 and $93,000, respectively maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $160,647 and $100,692 at June 30, 2016 and 2015, respectively.

Inventories and deferred costs

Inventories consist of vending machines and micro markets held for sale, and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment consists primarily of computer and office equipment and software used in our operations. Property and equipment is carried at cost and depreciated using the straight-line method over their estimated useful lives of the individual assets (generally five to seven years). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (63 months). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the years ended June 30, 2016 and 2015 totaled $90,071 and $88,517, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the years ended June 30, 2016 and 2015, respectively.

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

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled $1,111,402 and $835,110 for the years ended June 30, 2016 and 2015, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in management's opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company's valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of June 30, 2016 and 2015, and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of June 30, 2016 and 2015, and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2016 and 2015.

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

Derivatives and Hedging

FASB Statement no.133 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contains provisions that protect holders from declines in the stock price or otherwise could result in modification of the conversion price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued contained such provisions and recorded such instruments as derivative liabilities. See Note 6, Notes payable.

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options, warrants and conversion rights excluded from earnings per share totaled 7,318,261 and 1,134,448 at June 30, 2016 and 2015, respectively.

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

2. Franchise information

Our franchise agreements generally require an initial non-refundable fee per machine of $1,000 to $5,000. New franchisees are generally required to purchase a minimum of ten vending machines or micro markets or four frozen yogurt robots. Initial franchise fees are primarily intended to compensate our Company for granting the right to use our Company's trademark and to offset the costs of finding locations for vending machines, developing training programs and the operating manual. The term of the initial franchise agreement is generally five to ten years. Options to renew the franchise for one or five year terms are available for an additional fee.

Franchise agreements generally also provide for continuing royalty fees that are based on monthly gross revenues of each machine The royalty fee (generally 6% - 12% of gross revenues) compensates our Company for various advisory services and certain merchant fees that we provide to the franchisee on an on-going basis.

We recorded net agency revenues for the sales of food and beverages in the accompanying statements of operations of $93,933 and $117,413 for the years ended June 30, 2016 and 2015, respectively.

United States franchise statistics for the years ended June 30, 2016 and 2015 are as follows:

Franchises in operation as of June 30, 2014	180
New franchises granted	58
Franchises cancelled	(28)
Franchises in operation as of June 30, 2015	210
New franchises granted	94
Franchises cancelled	(26)
Franchises in operation as of June 30, 2016	278

We operated 0 and 60 vending machines and micro markets for our own benefit as of June 30, 2016 and 2015, respectively.

3. Related party transactions

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the year ended June 30, 2016, the Company paid $87,604 and $69,568 of principal and interest, respectively, under the Notes.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), with each incremental borrowing under the Loan to be evidenced by a promissory note. During fiscal 2016, Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. As of June 30, 2016 and 2015, $521,700 and $95,000, respectively were outstanding under the Loan

4. Concentrations

Our vending machines and micro markets are supplied by a single manufacturer. Although there are a limited number of manufacturers of vending machines and micro markets, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect our operating results. Additionally, we anticipate that our frozen yogurt robots will be manufactured by one supplier; a change in suppliers could cause a delay in deliveries and possible loss of sales, which could adversely affect our operating results.

Our vending food products are primarily supplied by one national distributor. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by our franchise network, we believe that other distributors could provide similar products on comparable terms. The Company, and its franchisees, also use supplemental suppliers for their product selections, in addition to the national distributor. A change is suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect our operating results.

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

On June 11, 2014, Seaga Manufacturing, the Company's supplier of automatic merchandising equipment, filed a lawsuit in Illinois state court alleging one count of breach of contract claiming that the Company failed to make payments and to meet the yearly minimum volume of purchases. On August 14, 2014, the Company filed its answer, affirmative defenses, and counterclaims against Seaga. The counterclaims included claims for breach of contract, breach of express warranty, breach of implied warranties of merchantability and fitness for particular purpose, and indemnification. On May 1, 2015, the court granted Seaga's motion to dismiss the Company's implied warranty claims. On January 9, 2015, Seaga filed a third-party complaint against the manufacturer of the automatic merchandising equipment, Saeco Vending S.P.A., and on August 26, 2015, the court dismissed the third-party complaint. The Company intends to vigorously contest these allegations in court. On May 3, 2016, the parties entered into a stipulation to settle the matter. Neither side admitted wrongdoing or liability, and neither party paid compensation to the other. The court dismissed the action with prejudice on May 5, 2016.

On May 28, 2014 a franchisee ("Plaintiff") filed a complaint against the Company and certain current and former employees (collectively, “Defendants”). The initial Complaint included employment law claims for unpaid wages, which were dismissed following demurrer. Plaintiff's operative First Amended Complaint alleges the following six causes of action: (1) Restitution following Rescission; (2) Fraud; (3) Breach of Contract – Franchise Agreement; (4) Breach of Contract – Franchisee Development Team Agreement; (5) Unfair Competition under California Business and Professions Code section 17200; and (6) False Advertising under California Business and Professions Code section 17500. Each of these causes of action are alleged against the Company. In addition, Plaintiff named certain individual defendants in their causes of action for Fraud, Unfair Competition, and False Advertising. Defendants filed an Answer with affirmative defenses to Plaintiff's First Amended Complaint in April of 2015.

Following the completion of discovery, Plaintiff filed a Motion for Summary Adjudication, which motion was opposed by Defendants. The court denied Plaintiff's Motion for Summary Adjudication on July 29, 2016. On August 10, 2016, Plaintiff filed a Motion to Amend Complaint. The court denied that motion on August 17, 2016. Plaintiff filed a petition asking the Court of Appeal to review the court’s denial of Plaintiff's Motion for Summary Adjudication and Motion to Amend. Trial of the matter is scheduled to begin on September 26, 2016. The Company intends to vigorously contest Plaintiff's allegations at trial.

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

6. Notes payable

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the Chairman of the Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock (Note 7), $33,333 was repaid and $9,666 principal remained outstanding. As of June 30, 2016 and 2015, $6,666 of principal remained outstanding under the above notes.

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

Senior secured promissory notes

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000. The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan. The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights. The initial Notes are secured by substantially all assets of the Company. On September 23, 2014, the holders of the Company’s Initial Notes extended the maturity date from February 14, 2015 to March 15, 2016 and on March 15, 2016, the Initial Notes were extended to September 30, 2016. Although the Initial Notes matured on September 30, 2016, the Company believes that it can extend these loans on commercially reasonable terms.

Financing and security agreement

On September 23, 2014, the Company entered into a Financing and Security Agreement (the "Financing Agreement") whereby the Company may be able to borrow up to $1.5 million through the issuance of convertible secured debt. The principal terms of the Financing Agreement are as follows:

•	The Company may borrow up to $1.5 million in tranches of up to $150,000 each.

•	The first tranche of $150,000 was issued at the closing of the transaction and was used to acquire and put into service Company-owned micro markets. An additional amount of $100,000 was issued during the quarter ended December 31, 2014. The balance at June 30, 2016 and 2015 was $250,000, and $250,000, respectively.

•	All subsequent tranches shall be in the amount of up to $150,000, shall be due and funded by the lender within seven days of notice, and shall be contingent upon the Company placing an additional 20 micro markets into service.

•	The notes payable issued under the terms of the Financing Agreement are due in full 24 months from the funding of each tranche. The Company may, at its discretion, extend the due date for each tranche for an additional 12 months.

•	Interest on the borrowings accrues at a rate of 10% per annum, and is payable quarterly. In the event the Company elects to extend the maturity date of a tranche, the interest rate will increase to 12% per annum on that tranche.

•	The lender may at its discretion convert any outstanding principal under any of the tranches into shares of the Company's common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28 per share.

•	On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.

•	Borrowings are secured by the Company-owned micro markets.

There was no beneficial conversion associated with the above note as the stock price was lower than the conversion price.

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

On September 23, 2016, the Company elected to extend the first tranche of $150,000 until September 23, 2017.

Chairman loan

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), with each incremental borrowing under the Loan to be evidenced by a promissory note. During fiscal 2016, Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $106,234 to operations during the year ended June 30, 2016. As of June 30, 2016 and June 30, 2015, $521,700 and $95,000, respectively were outstanding under the Loan.

Securities purchase agreement

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

The discount is amortized as interest expense over the term of the loan using the effective interest rate method. During the year ended June 30, 2015, the Company charged $78,750 to interest expense relating to the discount on the Note. The derivative liability is revalued each period. During the year ended June 30, 2015, the Company recorded a derivative loss of $45,375. At June 30, 2015 the Company had a derivative liability related to the Purchase Agreement of $95,625.

The Note was repaid on June 10, 2015. On August 19, 2015, the Purchaser converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature.

Convertible promissory note

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

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as interest expense over the term of the loan using the effective interest rate method. During the years ended June 30, 2016 and 2015, the Company charged $453,793 and $26,307, respectively to interest expense relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the years ended June 30, 2016 and 2015, the Company has recorded a derivative loss of $33,813 and a gain of $99,178, respectively. At June 30, 2016 and 2015 the Company had a derivative liability related to the Promissory Note of $336,027 and $302,215, respectively.

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

The conversion terms of the Promissory Note were amended pursuant to a first amendment to Promissory Note, dated October 14, 2015. The adjustable pricing mechanism commencing 6 months after the Promissory Note issuance date at a 20% discount to the lowest trading price 10 business days prior to conversion was removed. The negative covenants set forth in the subscription agreement were also amended pursuant to a first amendment to subscription agreement, dated October 14, 2015. The modification of an embedded conversion feature is separately accounted for as a derivative before the modification, after the modification or both. Since the bifurcated conversion option is accounted for at fair value both before and after the modification, any changes in the fair value of the conversion option would be reflected in earnings. Furthermore, the Promissory Note was extended for an additional six months from the original maturity.

As of June 30, 2016 and 2015, notes payable consisted of the following:

	2016	2015
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on September 30, 2016.	$501,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum. All principal and interest is due on December 10, 2016, net of discount on note of $453,793 in 2015.	600,000	146,207

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures two years from each funding. The Company has elected to extend the first tranche for an additional year.	250,000	250,000

Other	6,666	6,666
	1,357,666	903,873

Less current maturities	(1,357,666)	(653,873)

	$-	$250,000

Maturities of notes payable, net of discounts, are as follows:

June 30, 2017	$1,357,666

7. Stockholders' deficit

During the year ended June 30, 2016, the Company issued 1,935,000 options under the 2013 Equity Incentive Plan (Note 8). In connection with the option issuance, the Company charged $285,878 to operations and additional paid-in capital. Additionally, during the year ended June 30, 2016, 100,000 options (60,715 options on a cashless basis) were exercised.

During the year ended June 30, 2015, the Company issued 735,000 options under the 2013 Equity Incentive Plan (Note 8). In connection with the option issuance, the Company charged $194,928 to operations and additional paid-in capital. Additionally, during the year ended June 30, 2015, 55,552 options (50,922 options on a cashless basis) were exercised.

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer. In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in stock compensation expense in the accompanying consolidated statements of operations. We recorded stock-based compensation expense totaling $21,562 and $102,187 for the years ended June 30, 2016 and 2015, respectively related to this stock grant.

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. On August 19, 2015, the Purchaser (Note 7) converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature. In connection with the warrant exercise, the Company recorded a derivative loss of $10,808 and charged $106,433 to additional paid-in capital.

During fiscal, 2016, two franchisees converted refunds aggregating $193,750 into 968,750 shares of common stock at $.20 per common share. The Company recorded a loss on the conversion of $263,338.

The Loan from the Company’s Chairman provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and a charge to Additional Paid-in Capital.

8. Stock-based compensation

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

During the years ended June 30, 2016 and 2015, the Company granted stock options under its 2013 Plan. Stock- based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in operating expense in the accompanying consolidated statement of operations for the years ended June 30, 2016 and 2015. During the years ended June 30, 2016 and 2015, options issued were valued using the Black Scholes method assuming the following:

Expected volatility	173%
Dividend yield	0%
Risk-free interest rate	0.71%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $307,440 and $297,115 for the years ended June 30, 2016, and 2015, respectively.

The following table summarizes the stock option activity for the years ended June 30, 2016 and 2015:

		Years ended June 30, 2016 and 2015
	Options	Weighted Averge Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	500,000	$0.165	4.25	$937,500
Granted	735,000	$0.508
Exercised	(55,552)	$0.165
Forfeited	(45,000)	$0.550

Outstanding at June 30, 2015	1,134,448	$0.372	5.38	$20,420
Granted	1,935,000	$0.171
Exercised	(100,000)	$0.165
Forfeited	(455,000)	$0.405

Outstanding at June 30, 2016	2,514,448	$0.219	5.84	$455,115

Vested at June 30, 2016	507,781	$0.315	3.57	$43,161
Nonvested at June 30, 2016	2,006,667	$0.195	6.41	$411,367

At June 30, 2016, the total estimated unrecognized compensation cost related to non-vested stock options totaled $222,192 which is expected to be recognized over a weighted average period of 14 months. The weighted-average grant date fair value of options granted during the year ended June 30, 2016 was $.171 per share.

Stock Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at June 30, 2014	375,000	$1.27

Granted	735,000	0.30
Vested/Issued	(166,666)	1.27
Forfeited	(45,000)	0.33
Nonvested shares at June 30, 2015	898,334	0.48

Granted	1,935,000	0.171
Vested/Issued	(371,667)	0.502
Forfeited	(455,000)	0.405
Nonvested shares at June 30, 2016	2,006,667	$0.195

During the year ended June 30, 2016, no warrants were granted. As of June 30, 2016, there were 2,000,000 warrants outstanding with an exercise price of $.75 per share and a remaining contractual life of 3 years.

During the year ended June 30, 2015, the Company issued 2,000,000 warrants with an exercise price of $.75 per share and 300,000 warrants with an exercise price per share of $.30.

9. Leases

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

2017: $180,168; 2018: $185,419; 2019: $190,855; 2020: $196,481; 2021: $202,304: Thereafter: $225,733 Rent expense totaled $200,944 and $136,905 for the years ended June 30 2016 and 2015, respectively.

10. Income taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of June 30, 2016 and 2015, the Company had a full valuation allowance on its deferred tax assets.

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2016	2015
Current tax provision (benefit):
Federal	$-	$-
State	4,800	3,200
	4,800	3,200

Deferred tax provision (benefit):
Federal	-	-
State	-	-
	-	-

Total provision for income taxes	$4,800	$3,200

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes to the recognized income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows for the years ended June 30, 2016 and 2015:

	2016	2015
Expected tax at 34%	(1,728,509)	$(718,717)
State income tax, net of federal tax	(200,963)	(117,346)
Change in valuation allowance	1,537,285	790,150
Non-deductible expenses	175,953	16,343
Other	221,034	32,770

Provision for income taxes	4,800	$3,200

Significant components of deferred tax assets and liabilities are shown below:

	2016	2015
Deferred tax assets: (liabilities)
Net operating loss	$3,681,820	$2,575,240
Accruals	152,242	31,317
Compensation	180,373	114,618
Inventory	19,917	-
State tax	2,467	1,088
Bad debt reserve	63,993	40,110
Revenue	63,932	-
Contributions	7,681	1,304
Total gross deferred tax assets	4,172,425	2,763,677
Valuation allowance	(4,101,075)	(2,672,770)
Net deferred tax assets	71,350	90,907
Total deferred tax liabilities:
Property and equipment	(10,120)	(31,101)
Other	(61,230)	(59,806)

Totals	$-	$-

During the years ended June 30, 2016 and 2015, the valuation allowance increased $1,428,305 and $762,178, respectively. At June 30, 2016, the Company has federal and state net operating loss carryforwards of approximately $9,300,000. The federal and state loss carryforwards begin to expire in 2031 unless previously utilized. Our tax returns for the years 2012 - 2015 are open for examination by the taxing authorities.

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

11. Subsequent events

Options grants

On July 26, 2016, the Company’s Board of Directors granted 350,000 options to employees and a consultant to the Company at an exercise price of $0.31 per share.

FHV LLC Franchising

As a result of our focus on Reis & Irvy's, we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

F-26

v