Form 10-Q
period 2016-09-30
Generation NEXT Franchise Brands, Inc.
filed 2016-11-21
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to ______________

Commission File No. 000-55164

GENERATION NEXT FRANCHISE BRANDS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2511250
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2620 Financial Court, Suite 100, San Diego, California 9211

(Address of Principal Executive Offices)

858-210-4200

(Registrant's Telephone Number, Including Area Code)

__________________________________________________

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of November 21, 2016: 27,978,580

GENERATION NEXT FRANCHISE BRANDS, INC.

Quarterly Report on Form 10-Q for the

Three Months Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016	June 30, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash	$729,863	$409,706
Cash in escrow	199,267	208,767
Accounts receivable, net	6,897,200	2,411,346
Deferred costs	409,805	394,563
Inventories, net	313,828	318,707
Prepaid expenses and other current assets	482,769	479,559

Total current assets	9,032,732	4,222,648

Property and equipment:
Computer	145,060	145,060
Leasehold	22,846	22,846
Furniture	50,725	50,725

Less accumulated depreciation and amortization	(133,198)	(124,033)

	85,433	94,598

Deposits	32,904	32,904

Total assets	$9,151,069	$4,350,150

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,261,863	$1,172,978
Customer advances and deferred revenues	14,582,057	8,062,982
Provision for franchisee rescissions and refunds	2,325,724	1,844,176
Accrued personnel expenses	398,178	266,926
Notes payable	1,357,666	1,357,666
Derivative liability	144,497	336,027
Due to related party, net of discount of $118,766 in 2016 ($193,766 at June 30, 2016)	531,200	740,330
Deferred rent	13,785	11,497

Total current liabilities	20,614,970	13,792,582

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 27,978,580 outstanding (27,978,580 at June 30, 2016)	27,977	27,977
Additional paid-in capital	3,327,613	3,242,189
Accumulated deficit	(14,819,491)	(12,712,598)

Total stockholders' deficit	(11,463,901)	(9,442,432)

Total liabilities and stockholders' deficit	$9,151,069	$4,350,150

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended September 30,
	2016	2015
Revenues:
Vending machine sales, net	$1,564,001	$1,259,467
Franchise fees	156,885	108,677
Company owned machines	-	113,782
Agency sales (net)	22,000	23,512
Other	80,161	56,010

Total revenue, net	1,823,047	1,561,448

Cost of revenues	873,038	800,854

Gross margin	950,009	760,594

Operating expenses:
Selling, general and administrative	3,123,578	1,468,264

Loss from operations	(2,173,569)	(707,670)

Other income (expense):
Interest expense	(49,854)	(41,173)
Accretion of discount on notes payable	(75,000)	(120,025)
Derivative liability income (expense)	191,530	(650)

Loss before provision for income taxes	(2,106,893)	(869,518)

Provision for income taxes	-	-

Net loss	$(2,106,893)	$(869,518)

Net loss per share - basic and diluted	$(0.08)	$(0.03)

Weighted average shares used in computing net loss per share - basic and diluted	27,978,580	26,862,513

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

	For the three months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,106,893)	$(869,518)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,165	28,053
Accretion of discount on notes payable	75,000	120,025
(Gain) Loss on derivative liability	(191,530)	650
Issuance of common stock to employee	-	21,562
Stock-based compensation	85,424	70,220
Deferred rent	2,288	(1,440)
Bad debt expense	295	-
Changes in operating assets and liabilities:
Accounts receivable	(4,486,149)	3,730
Deferred costs	(15,242)	183,190
Inventories	4,879	(46,737)
Prepaid expenses and other assets	(3,210)	(17,789)
Deposits	-	3,966
Accounts payable and accrued liabilities	88,885	34,320
Customer advances and deferred revenues	6,519,075	61,249
Provision for franchisee rescissions and refunds	481,548	447,650
Accrued personnel expenses	131,252	(59,396)

Cash flows provided by (used in) operating activities	594,787	(20,265)

Cash flows from investing activities:
Purchases of property and equipment	-	(73,569)
Cash in escrow	9,500	(271,000)

Cash flows provide by (used in investing activities)	9,500	(344,569)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	-	150,000
Repayments of advances from related party	(284,130)	-

Cash flows provided by (used in financing activities)	(284,130)	150,000

Change in cash	320,157	(214,834)

Cash, beginning of period	409,706	325,337

Cash, end of period	$729,863	$110,503

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$49,926	$2,115
Income taxes	$14,990	$800

See accompanying notes to the unaudited condensed consolidated financial statements.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and description of business

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc. and referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "GNext") operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, FHV Acquisition Corp. ("FHV Acquisition") and our newly formed subsidiaries, Reis & Irvy’s, Inc. (“R&I”), and 19 Degrees, Inc. (which were formed in Nevada on March 7, 2016) as a franchisor and owner and operator of frozen yogurt kiosks, healthy drink and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain. The Company also operates its own kiosks, machines and micro markets.

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

These unaudited condensed consolidated statements should be read in conjunction with the Company's filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2016 filed on October 5, 2016.

Liquidity and capital resources

For the three months ended September 30, 2016 we had a net loss totaling $2,106,893 and positive cash flows from operations totaling $594,787. Our cash balance at September 30, 2016 was $729,863. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances. Also, we used cash on hand to retire liabilities associated with the franchise rescissions. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Our current plans include capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of robots for our corporate operations.

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

Generation NEXT Franchise Brands, Inc.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay. As of September 30, 2016 and June 30, 2016, the Company's provision for franchisee rescissions and refunds totaled $2,325,724 and $1,844,176, respectively. There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements. As of September 30, 2016, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $6,897,200, $409,805 and $14,582,057, respectively. As of June 30, 2016, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $2,411,346, $394,563 and $8,062,982, respectively.

Furthermore, the Company has deferred revenue of $1,845,416 in excess of one year as of September 30, 2016 which consisted of the following: amounts related to ongoing franchisees - $1,524,772; and amounts related franchisees requesting a hold on location procurement - $320,644. As of June 30, 2016, deferred revenue in excess of one year aggregated $874,909.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue consisted of the following as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016

Vending machines - new	$2,872,210	$4,449,950
Vending machines - used	162,007	282,887
Micro markets - new	96,330	213,500
Franchise fees	335,760	682,145
Frozen yogurt robots	11,112,750	2,427,500
Other	3,000	7,000
	$14,582,057	$8,062,982

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at September 30, 2016 and June 30, 2016. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At September 30, 2016, bank balances exceeding federally insured limits aggregated $592,198. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At September 30, 2016 and June 30, 2016, the Company had $199,267 and $208,767, respectively, maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $160,942 and 160,647 at September 30, 2016 and June 30, 2016, respectively.

Inventories

Inventories consist of vending machines and micro markets held for sale, purchased food and beverages in Company-owned vending machines and micro markets and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and equipment

Property and equipment consists primarily of computer and office equipment and software used in our operations. Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (84 months). During fiscal 2016, the Company offset the fully depreciated value of leasehold improvements associated with the prior lease aggregating $63,500 to leasehold improvements and accumulated amortization. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the three months ended September 30, 2016 and 2015 totaled $9,165 and $28,053 respectively.  As of September 30, 2016, the Company no longer owns a corporate route for vending machines and micro markets.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the three months ended September 30, 2016 and 2015, respectively.

License fee

Included in prepaid expenses and other current assets at September 30, 2016 is $395,000 related to the exclusive license fee and purchase of frozen yogurt kiosks. The license fee will be amortized over the life of the agreement of ten years.

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

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled $491,873 and $205,954 for the three months ended September 30, 2016 and 2015, respectively.

Freight costs and fees

Outbound freight charged to customers is recorded as revenue. The related outbound freight costs are considered period costs and charged to cost of revenues.

Generation NEXT Franchise Brands, Inc.

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

Generation NEXT Franchise Brands, Inc.

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

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options, warrants, and shares issuable upon conversion of debt excluded from earnings per share totaled 6,130,025 and 3,504,761 at September 30, 2016 and 2015, respectively.

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

Our Company is subject to state franchise registration and relationship laws, rules and regulations. Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state. See Note 5 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended September 30, 2016 of which these Financial Statements form a part.

Generation NEXT Franchise Brands, Inc.

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

2. Notes payable

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding. As of September 30, 2016 and June 30, 2015, $6,666 of principal remained outstanding under the above notes.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

At September 30, 2016, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matures on September 23, 2016 and $100,000 originally matures on December 15, 2016. On September 23, 2016, the Company elected to extend the first tranche of $150,000 until September 23, 2017

There was no beneficial conversion associated with the above Financing Agreement as the stock price was lower than the conversion price.

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

Generation NEXT Franchise Brands, Inc.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as accretion of discount on notes payable over the term of the loan using the effective interest rate method. During the three months ended September 30, 2016 and 2015, the Company charged $0 and $120,025, respectively to accretion of discount on notes payable relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the three months ended September 30, 2016 and 2015, the Company has recorded a derivative gain of $191,530 and $10,158, respectively. At September 30, 2016 the Company had a derivative liability related to the Promissory Note of $144,497.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2016 and June 30, 2016, notes payable consisted of the following:

	September 30, 2016	June 30, 2016
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes matured on September 30, 2016.	$501,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum. All principal and interest is due on December 10, 2016.	600,000	600,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures two years from each funding. The Company has elected to extend the first tranche for an additional year.	250,000	250,000

Other	6,666	6,666
	1,357,666	1,357,666

Less current maturities	1,357,666	1,357,666

	$-	$-

Maturities of notes payable, net of discounts, are as follows:

June 30, 2017	$1,357,666
June 30, 2018	-

	$1,357,666

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended September 30, 2016, the Company granted stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015. During the three months ended September, 2016 and 2015, options issued were valued using the Black Scholes method assuming the following:

2016
Expected volatility	132.73%
Dividend yield	0%
Risk-free interest rate	0.87%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company's stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $85,424 and $91,782 during the three months ended September 30, 2016 and 2015, respectively.

The following table summarizes the stock option activity through September 30, 2016:

	Options	Weighted Average Exercise Price

Outstanding at June 30, 2016	2,514,448	$0.219
Granted	350,000	$0.310
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2016	2,864,448	$0.230

Of the 350,000 options granted during the three months ended September 30, 2016, all were granted to employees and consultants of the Company. Options are granted at the fair market value on the date of grant and 75,000 were vested as of September 30, 2016.

At September 30, 2016, the outstanding options had an average remaining expected life of 5.74 years. Furthermore, at September 30, 2016, 624,448 options were exercisable at a weighted average exercise price of $0.32.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Contingencies

In June 2014, we received an inquiry from the California Department of Business Oversight (“DBO” related to the sale of 15 franchises that occurred between March 2014 and May 2014. On November 7, 2014, the DBO issued a Stop Order and Citation (“Stop Order”), which prohibits us from selling franchises in the state of California until November 7, 2016. The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO’s prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk. The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys’ fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014. Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond, and therefore lost their right of rescission due to the elapsed time as stipulated by the DBO. The total rescission payments, aggregating $934,500, were completed by July 2015. As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order. The independent monitor has issued his final compliance report, and the Stop Order has ended.

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

On May 28, 2014 a franchisee (“Plaintiff”) filed a complaint against the Company and certain current and former employees (collectively, “Defendants”). Defendants filed an Answer with affirmative defenses to Plaintiff's First Amended Complaint in April of 2015. Following the completion of discovery, Plaintiff filed a Motion for Summary Adjudication, which motion was opposed by Defendants. The court denied Plaintiff's Motion for Summary Adjudication on July 29, 2016. On August 10, 2016, Plaintiff filed a Motion to Amend Complaint. The court denied that motion on August 17, 2016. Plaintiff filed a petition asking the Court of Appeal to review the court’s denial of Plaintiff's Motion for Summary Adjudication and Motion to Amend. Trial of the matter was conducted between September 27 and October 13. A verdict was returned in favor of Plaintiff for compensatory and punitive damages totaling $458,000. Plaintiff intends to file post-trial motions for costs, fees and interest. Defendants intend to file post-trial motions for new trial and judgment notwithstanding the verdict. Defendants also plan to appeal the verdict. The final judgment has not been issued by the court, but it is expected that the final judgment will be issued early in the first quarter of 2017.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

6. Stockholders' deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer. In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. There was no stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively related to this stock grant.

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

7. Leases

The Company leases corporate and warehouse facilities (the "Facility Leases") in San Diego aggregating 7,083, square feet. Our corporate offices are located at 9605 Scranton Road, Suite 801, San Diego, California 92121. This Facility Lease commenced in May 2010 and ended on July 31, 2015. The current monthly rental payment, including utilities and operating expenses for the Facility Leases, is approximately $15,922. On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $15,049. Future minimum lease payments under the Company’s Facility Lease is as follows:

2017: $135,443; 2018: $175,419; 2019: $190,855; 2020: $196,481; 2021: $202,304: Thereafter: $225,733 Rent expense totaled $51,421 and $45,279 for the three months ended September 30, 2016 and 2015, respectively.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Related party transactions

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the three months ended September 30, 2016, the Company paid $115,617 and $34,383 of principal and interest, respectively, under the Notes.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $75,000 to operations during the quarter ended September 30, 2016. As of September 30, 2016 and June 30, 2016, $353,187 and $521,700, respectively were outstanding under the Loan.

9. Subsequent event

On September 15, 2016, the Company executed a non-binding term sheet for the purchase of certain assets of Robofusion, Inc., developer and owner of the frozen yogurt robot. The purchase also includes certain indemnifications from Robofusion, Inc. and certain of its shareholders. It is anticipated that the purchase will close during the quarter ended December 31, 2016.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by "we," "our" or "us"). These statements are often identified by the use of words such as "may," "strive," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

During 2016, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt robot, branded Reis & Irvy's.  As of September 30, 2016, the Company has not yet delivered any frozen yogurt robots.

As a result of our focus on Reis & Irvy's, we will no longer market our vending machines and micro markets to new franchisees.  We will however, continue to service and support or current FHV LLC franchisees.

Frozen Yogurt Robot

We are in the process of manufacturing a state-of-the-art frozen yogurt vending machine robot that is a completely unique vending machine and entertainment experience.  The robot contains both a cash and cashless vending platform that allows us to readily monitor the sales of our franchisees' and our corporate-owned machines.  Our vending standards are UL ("Underwriters Laboratories") and NSF ("National Sanitation Foundation") recognized, which we believe are among the highest standards in the industry.  This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times.  Our third-party cashless technology provides the highest level of data and network compliance while ensuring complete transparency.  As a result, we generally handle little if any cash in the process.  All transactions are managed by third parties to facilitate compliance with local and national laws and regulations.

The Industry and the Overall Market

We are both a franchisor and operator of vending machine and micro market and frozen yogurt robots. In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA's annual Franchise Business Economic Outlook report (compiled by HIS Global Insight). Upscale vending is taking over as consumers' palates become more refined and they gravitate toward a health-conscious lifestyle, according to Food Business News. Additionally the vending machine market is expected to expand 1.5 percent by 2015 according to Food Business New. The National Automated Merchandising Association ("NAMA") estimates the vending market is a $30 billion-a-year industry. NAMA also estimates that 100 million Americans will use one of seven million vending machines each day.

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

Our Employees

We had approximately 33 full-time employees as of September 30, 2016 and 2 part-time positions.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenues

We had revenues of $1,823,047 for the three months ended September 30, 2016, compared to revenues of $1,561,448 for the three months ended September 30, 2015. This represented an increase of $261,599 or 16.8%. Our revenues increased largely due to an increase in the number of machines that were installed, offset by a reduction in company owned machine revenue. Overall orders received and installations (at which point our Company recognizes revenues) of machines were 0 and 169, respectively, during the three months ended September 30 2016, compared to 137 and 138, respectively, for the corresponding three months ended September 30, 2015. As of May 2016, the Company has discontinued sales of FHV franchises and has instead focused its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise.

Cost of revenues

Cost of revenues was $873,038 during the three months ended September 30, 2016, compared to $800,854 during the three months ended September 30, 2015. This represents an increase of $72,184or 9.0%. The increase is primarily due to the increase in machines installed for the quarter.

Gross margin

Gross margin for the three months ended September 30, 2016 was $950,009 compared to $760,594 for the corresponding period ending September 30, 2015, representing an increase of $189,415 or 24.9%. Gross margin percentage during the three months ended September 30, 2016 was 52.1% compared to 48.7% for the corresponding period ended September 30, 2015. The increase in gross margin percentage of 3.4% is primarily a result of the elimination of the Company’s corporate route, which produced lower margins, as well as increased royalties.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 of $3,123,578 represent an increase of $1,655,314 from the $1,468,264 in the three months ended September 30, 2015. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $1,053,627 for the three months ended September 30, 2016 represent an increase of $329,356 or 45.47% from the $724,271 in the three months ended September 30, 2015. The increase was primarily attributable to an increase in personnel as well as an increase in commissions related to Reis & Irvy’s.

Marketing and advertising expenses increased $285,919 to $491,873 for the three months ended September 30, 2016 compared to $205,954 for the three months ended September 30, 2015. The increase of 138.83%, was primarily attributable to an increase in national radio advertising and Internet marketing for the new Reis & Irvy’s franchise.

Professional fees increased $102,466 or 92.22% to $213,573 during the three months ended September 30, 2016 from $111,107 during the three months ended September 30, 2015. The increase was primarily attributable to additional legal fees with respect to corporate matters as well as litigation.

Provision for legal settlements increased from $57,981 in the three months ended September 30, 2015 to $873,704 in the three months ended September 30, 2016. The increase was primarily a result of litigation and franchisee refunds.

Provision for income taxes

During the three months ended September 30, 2016 and 2015, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $2,106,893 during the three months ended September 30, 2016 compared to a net loss of $869,518 for the three months ended September 30, 2015. The increase in net loss resulted from increased selling, general and administrative expenses, offset in part by an increase in gross margin as well as derivative liability income.

Basic net loss per share during the three months ended September 30, 2016 and 2015 was $0.08 and $0.03, respectively.

Liquidity and Capital Resources

For the three months ended September 30, 2016 we had a net loss totaling $2,106,893 with positive cash flows from operations totaling $594,797. Our cash balance at September 30, 2016 was $729,863. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances. Also, we used cash on hand to retire liabilities associated with the franchise rescissions. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include capital expenditures for the purchase of corporate owned and operated frozen yogurt kiosks, as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of machines for our corporate operations.

As of September 30, 2016, the Company had $501,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, $600,000 outstanding under the Promissory Note, $353,000 outstanding under a loan agreement with its Chairman and approximately $297,000 under two Secured Promissory Notes.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at September 30, 2016. However, in February 2016, the Company signed an exclusive agreement for the marketing and distribution of frozen yogurt kiosks that contain minimum purchase commitments.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of September 30, 2016 and June 30, 2016, the Company's provision for franchisee rescissions and refunds totaled $2,325,724 and $1,844,176, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2016.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of September 30, 2016. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016. Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992"). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework. Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of September 30, 2015. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2014, we received an inquiry from the California Department of Business Oversight (“DBO” related to the sale of 15 franchises that occurred between March 2014 and May 2014. On November 7, 2014, the DBO issued a Stop Order and Citation (“Stop Order”), which prohibits us from selling franchises in the state of California until November 7, 2016. The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO’s prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk. The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys’ fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014. Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond, and therefore lost their right of rescission due to the elapsed time as stipulated by the DBO. The total rescission payments, aggregating $934,500, were completed by July 2015. As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order. The independent monitor has issued his final compliance report, and the Stop Order has ended.

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

On May 28, 2014 a franchisee (“Plaintiff”) filed a complaint against the Company and certain current and former employees (collectively, “Defendants”). Defendants filed an Answer with affirmative defenses to Plaintiff's First Amended Complaint in April of 2015. Following the completion of discovery, Plaintiff filed a Motion for Summary Adjudication, which motion was opposed by Defendants. The court denied Plaintiff's Motion for Summary Adjudication on July 29, 2016. On August 10, 2016, Plaintiff filed a Motion to Amend Complaint. The court denied that motion on August 17, 2016. Plaintiff filed a petition asking the Court of Appeal to review the court’s denial of Plaintiff's Motion for Summary Adjudication and Motion to Amend. Trial of the matter was conducted between September 27 and October 13. A verdict was returned in favor of Plaintiff for compensatory and punitive damages totaling $458,000. Plaintiff intends to file post-trial motions for costs, fees and interest. Defendants intend to file post-trial motions for new trial and judgment notwithstanding the verdict. Defendants also plan to appeal the verdict. The final judgment has not been issued by the court, but it is expected that the final judgment will be issued early in the first quarter of 2017.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, "Risk Factors" in our Current Report on Form 10-K filed on October 5, 2016, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

GENERATION NEXT FRANCHISE BRANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: November 21, 2016	By:	/s/ Arthur S. Budman
Arthur S. Budman, Chief Executive Officer Principal Executive Officer and Principal Financial Officer

