Form 10-Q
period 2016-12-31
Generation NEXT Franchise Brands, Inc.
filed 2017-02-21
CIK 1526689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2016

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

_________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of February 14, 2017: 29,304,401

GENERATION NEXT FRANCHISE BRANDS, INC.

Quarterly Report on Form 10-Q for the

Three Months Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2016	June 30, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash	$368,010	$409,706
Cash in escrow	199,267	208,767
Accounts receivable, net	9,630,775	2,411,346
Deferred costs	414,315	394,563
Inventories, net	242,082	318,707
Prepaid expenses and other current assets	78,337	479,559

Total current assets	10,932,786	4,222,648

Property and equipment, at cost:
Equipment	125,000	-
Computer hardware and software	146,088	145,060
Leasehold improvements	22,846	22,846
Furniture and fixtures	50,725	50,725
Intangible intellectual property	2,440,000	-

Less accumulated depreciation and amortization	(145,023)	(124,033)

	2,639,636	94,598

Deposits	32,904	32,904

Total assets	$13,605,326	$4,350,150

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$2,563,063	$1,172,978
Customer advances and deferred revenues	18,534,339	8,062,982
Provision for franchisee rescissions and refunds	2,122,287	1,844,176
Accrued personnel expenses	311,777	266,926
Notes payable, net of discount of $58,000 ($0 at June 30, 2016)	1,632,999	1,357,666
Derivative liability	533,055	336,027
Due to related party, net of discount of $43,766 ($193,766 at June 30, 2016)	606,200	740,330
Deferred rent	15,648	11,497

Total current liabilities	26,319,368	13,792,582
Notes payable - long term, net of discount of $116,000	1,550,667	-

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 27,978,580 outstanding (27,978,580 at June 30, 2016)	27,977	27,916
Additional paid-in capital	3,550,316	3,242,250
Accumulated deficit	(17,843,002)	(12,712,598)

Total stockholders' deficit	(14,264,709)	(9,442,432)

Total liabilities and stockholders' deficit	$13,605,326	$4,350,150

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Revenues:
Vending machine sales, net	$988,921	$1,314,738	$2,552,922	$2,574,205
Franchise fees	88,690	113,279	245,575	221,956
Company owned machine sales	23,613	88,636	23,613	202,418
Agency sales, net	23,181	27,852	45,182	51,364
Other	98,546	71,152	178,706	127,162

Total revenue, net	1,222,951	1,615,657	3,045,998	3,177,105

Cost of revenues	584,323	846,565	1,457,362	1,647,418

Gross margin	638,628	769,092	1,588,636	1,529,687

Operating expenses:
Selling, general and administrative	3,150,549	1,453,162	6,274,127	2,920,777

Loss from operations	(2,511,921)	(684,070)	(4,685,491)	(1,391,090)

Other expenses:
Interest expense	(48,031)	(67,533)	(97,885)	(109,356)
Accretion of discount on notes payable	(75,000)	(120,025)	(150,000)	(240,050)
Derivative liability expense	(388,558)	(28,049)	(197,028)	(28,699)

Loss before provision for income taxes	(3,023,511)	(899,677)	(5,130,404)	(1,769,195)

Provision for income taxes	-	-	-	-

Net loss	$(3,023,511)	$(899,677)	$(5,130,404)	$(1,769,195)

Net loss per share - basic and diluted	$(0.11)	$(0.03)	$(0.18)	$(0.07)

Weighted average shares used in computing net
loss per share - basic and diluted	27,978,580	26,949,115	27,978,580	26,905,814

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

	For the six months ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,130,404)	$(1,769,195)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	20,990	54,929
Interest accretion on notes payable	150,000	240,050
Loss on derivative liability	197,028	28,899
Issuance of common stock to employee	-	21,562
Stock-based compensation	134,127	133,347
Gain on sales of property and equipment	-	(17,132)
Deferred rent	4,151	3,786
Bad debt expense	295	-
Changes in operating assets and liabilities:
Accounts receivable	(7,219,724)	304,274
Deferred costs	(19,752)	147,523
Inventories	76,625	(67,191)
Prepaid expenses and other assets	401,222	(1,834)
Deposits	-	3,439
Accounts payable and accrued liabilities	1,390,085	303,979
Customer advances and deferred revenues	10,471,357	(658,235)
Provision for franchisee rescissions and refunds	278,111	811,288
Accrued personnel expenses	44,851	(66,794)

Cash flows provided by (used in) operating activities	798,962	(527,305)

Cash flows from investing activities:
Purchases of property and equipment	(566,028)	(81,307)
Cash in escrow	9,500	(274,000)
Proceeds from sales of property and equipment	-	46,500

Cash flows used in investing activities	(556,528)	(308,807)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	-	650,000
Payments of notes payable to related party	(284,130)	(60,521)

Cash flows provided by (used in) financing activities	(284,130)	589,479

Decrease in cash	(41,696)	(246,633)

Cash, beginning of period	409,706	325,337

Cash, end of period	$368,010	$78,704

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$50,303	$15,387
Income taxes	$31,608	$800

Supplemental disclosure of non-cash investing and financing activities:
Transfer of corporate combo machines to inventory	$-	$14,441
Exercise of cashless warrants	$-	$106,433
Note payable issued for purchase of intangible asset	$2,000,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

 Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and description of business

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc. and referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "GNext") operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, FHV Acquisition Corp. ("FHV Acquisition") and our newly formed subsidiaries, Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. as a franchisor, direct seller and owner and operator of frozen yogurt Robots, healthy drink and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain. The Company also operates its own frozen yogurt equipment.

Basis of accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, these unaudited condensed consolidated statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring nature) considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These unaudited condensed consolidated statements should be read in conjunction with the Company's filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2016 filed on October 5, 2016.

Liquidity and capital resources

For the six months ended December 31, 2016 we had a net loss totaling $5,130,404 with positive cash flows from operations totaling $798,962. Our cash balance at December 31, 2016 was $368,010. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances. Also, we used cash on hand to retire liabilities associated with the franchise rescissions. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Our current plans include research and development expenditures for the production of the next generation robots equipment, payments required for the purchase of the intangible assets from Robofusion (previous owner of the frozen yogurt robots equipment intellectual property) capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of frozen yogurt robots.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, FHV LLC, The Fresh and Healthy Vending Corporation, FHV Acquisition, Corp. and its newly formed subsidiaries, Reis & Irvy’s, Inc., 19 Degrees, Inc. and Generation Next Vending Robots, Inc. All significant intercompany accounts and transactions are eliminated.

Use of estimates

The preparation of our Company's financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include our provisions for bad debts, franchisee rescissions and refunds, legal estimates and the valuation allowance on deferred income tax assets. It is at least reasonably possible that a change in the estimates will occur in the near term.

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees. There are no franchise fees charged beyond the initial first year franchise fee. We receive ongoing fees and royalty payments in the form of annual advertising fees and a percentage of either franchisees' revenues or gross margins on vending machine and micro market sales. We have not recognized any revenues from the R&I franchises and do not expect to recognize any material revenues from the R&I franchises this fiscal year.

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

The Company records the value of company-owned machines and equipment as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life.

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay. As of December 31, 2016 and June 30, 2016, the Company's provision for franchisee rescissions and refunds totaled $2,122,287 and $1,844,176, respectively. There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements. As of December 31, 2016, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $9,630,775, $364,315 and $18,534,339, respectively. As of June 30, 2016, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $2,411,346, $394,563 and $8,062,982, respectively.

Furthermore, the Company has deferred revenue of $1,276,211 in excess of one year as of December 31, 2016 which consisted of the following: amounts related to ongoing franchisees - $927,100; and amounts related franchisees requesting a hold on location procurement - $349,111. As of June 30, 2016, deferred revenue in excess of one year aggregated $1,592,591.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue consisted of the following as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016

Vending machines - new	$1,694,537	$4,449,950
Vending machines - used	98,217	282,887
Micro markets - new	50,330	213,500
Franchise fees	1,427,255	682,145
Frozen yogurt robots	15,260,000	2,427,500
Other	4,000	7,000
	$18,534,339	$8,062,982

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at December 31, 2016 and June 30, 2016. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At December 31, 2016, bank balances exceeding federally insured limits aggregated $119,187. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At December 31, 2016 and June 30, 2016, the Company had $199,267 and $208,767, respectively, maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $160,942 and 160,647 at December 31, 2016 and June 30, 2016, respectively.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and equipment

Property and equipment consists primarily of computer and office equipment, software used in our operations and intangible intellectual property acquired from Robofusion, Inc. (see Note 9). Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to ten years). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (84 months). During fiscal 2016, the Company offset the fully depreciated value of leasehold improvements associated with the prior lease aggregating $63,500 to leasehold improvements and accumulated amortization. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the three months ended December 31, 2016 and 2015 totaled $11,825 and $26,876 respectively. Depreciation and amortization expense for the six months ended December 31, 2016 and 2015 totaled $20,990 and $54,929, respectively. The Company no longer owns a corporate route for vending machines and micro markets.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the six months ended December 31, 2016 and 2015, respectively.

License fee

The Company initially recorded $395,000 related to the exclusive license fee and purchase of frozen yogurt kiosks from Robofusion, Inc. as a prepaid expense. In connection with the acquisition of the Robofusion intellectual property in December 2016, the Company charged this amount to operations (see Note 9).

Deferred rent

The operating lease for our corporate office in San Diego, California contains provisions for future rent increases, leasehold improvement allowances and rent abatements. We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying condensed consolidated balance sheets. Effective August 1, 2015, the Company entered into a new seven year lease agreement for its corporate operations and warehouse facilities (see Note 7).

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled $432,704 and $244,141 for the three months ended December 31, 2016 and 2015, respectively. For the six months ended December 31, 2016 and 2015, marketing and advertising expense totaled 924,577and 450,096, respectively

Freight costs and fees

Outbound freight charged to customers is recorded as revenue. The related outbound freight costs are considered period costs and charged to cost of revenues.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Valuation of options and warrants to purchase common stock

We separately value warrants to purchase common stock when issued in connection with notes payable using the Black-Scholes quantitative valuation method. The value of such warrants is recorded as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable. The value of the discount is applied to the note payable and amortized over the expected term of the note payable using the interest method with the related accretion charged to operations.

We account for our share-based compensation as required by the Financial Accounting Standards Board ("FASB"), under authoritative guidance ASC 718 on stock compensation, using the Black-Scholes quantitative valuation method. The resulting compensation expense is recognized in the condensed consolidated financial statements on a straight-line basis over the vesting period from the date of grant.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contains provisions that protect holders from declines in the stock price or otherwise could result in modification of the conversion price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued contained such provisions and recorded such instruments as derivative liabilities (see Note 2).

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options, warrants, and shares issuable upon conversion of debt excluded from earnings per share totaled 8,262,051 and 3,449,761 at December 31, 2016 and 2015, respectively.

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

Our Company is subject to state franchise registration and relationship laws, rules and regulations. Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state. See Note 5 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended December 31, 2016 of which these Consolidated Financial Statements form a part.

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

2. Notes payable

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding. As of December 31, 2016 and June 30, 2016, $6,666 of principal remained outstanding under the above notes.

Senior secured promissory notes

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000. The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan. The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights. The Initial Notes are secured by substantially all assets of the Company. On September 23, 2014, the holders of the Company's Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016, and on March 15, 2016, the Notes were further extended to September 30, 2016. The notes aggregating $334,000 have been further extended to December 31, 2017 and $167,000 of the notes, plus accrued interest, were converted to common stock at $.16 per share on January 20, 2017. The remaining outstanding notes, aggregating $334,000, have been granted conversion rights at $.16 per share (see Note 10).

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

At December 31, 2016, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On September 23, 2016, the Company elected to extend the first tranche of $150,000 until September 23, 2017. On January 20, 2017, the Company extended both tranches until December 31, 2017. As part of the extension, the holder was granted conversion rights at $.16 per share (see Note 10).

There was no beneficial conversion associated with the above Financing Agreement at December 31, 2016 as the stock price was lower than the conversion price.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as accretion of discount on notes payable over the term of the loan using the effective interest rate method. During the three months ended December 31, 2016 and 2015, the Company charged $0 and $120,025, respectively to accretion of discount on notes payable relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the three months ended December 31, 2016 and 2015, the Company has recorded a derivative loss of $388,558 and $120,025 respectively. During the six months ended December 31, 2016 and 2015 the Company recorded a derivative loss of 197,029 and 240,050, respectively. At December 31, 2016 the Company had a derivative liability related to the Promissory Note of $533,055.

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

On January 20, 2017, the note was extended through June 30, 2017 and the warrant price was reduced to $.30 per share, provided that the warrants are exercised for cash on or before June 30, 2017. In the event that the warrants are not exercised for cash on or before June 30, 2017, holder’s warrant price shall revert to $.75 per share (see Note 10).

Robofusion note payable

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company will provide RFI a cash payment of $440,000, payable in two equal installments, the first of which was paid at the Closing, and shall be reduced by the closing payments made by the Company to the third parties in the amounts as set forth in the Agreement and the second on the one (1) month anniversary of the Closing Date. The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share (see Note 9).

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2016 and June 30, 2016, notes payable consisted of the following:

	December 31, 2016	June 30 2016
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes matured on December 31, 2017.	$501,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum. All principal and interest is due on June 30, 2017.	600,000	600,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures two years from each funding. The Company has elected to extend the first tranche for an additional year.	250,000	250,000

Robofusion note payable, bearing interest at 3.25% per annum, payable quarterly. The note matures on September 30, 2020, net of discount of $174,000	1,826,000	-

Other	6,666	6,666
	3,183,666	1,357,666

Less current maturities	(1,632,999)	(1,357,666)

	$1,550,667	$-

Maturities of notes payable, net of discounts, are as follows:

June 30, 2017	$606,666
June 30, 2018	1,359,667
June 30, 2019	608,667
June 30, 2020	608,666
$3,183,666

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended December 31, 2016, the Company granted stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2016 and 2015. During the three and six months ended December 31, 2016 and 2015, options issued were valued using the Black Scholes method assuming the following:

2016
Expected volatility	175.07%
Dividend yield	0%
Risk-free interest rate	1.40%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company's stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $48,703 and $63,127 during the three months ended December 31, 2016 and 2015, respectively. We recorded stock-based compensation expense of $134,127 and $154,909 during the six months ended December 31, 2016 and 2015, respectively.

The following table summarizes the stock option activity through December 31, 2016:

	Options	Weighted Average Exercise Price

Outstanding at June 30, 2016	2,514,448	$0.215
Granted	450,000	$0.266
Exercised	-	-
Forfeited	(75,000)	$0.310

Outstanding at December 31, 2016	2,889,448	$0.220

Of the 450,000 options granted during the six months ended December 31, 2016, all were granted to employees and consultants of the Company. Options are granted at the fair market value on the date of grant.

At December 31, 2016, the outstanding options had an average remaining expected life of 5.27 years. Furthermore, at December 31, 2016, 786,948 options were exercisable at a weighted average exercise price of $.37

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Contingencies

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

On May 28, 2014 a franchisee (“Plaintiff”) filed a complaint against the Company and certain current and former employees (collectively, “Defendants”). Defendants filed an Answer with affirmative defenses to Plaintiff's First Amended Complaint in April of 2015. Following the completion of discovery, Plaintiff filed a Motion for Summary Adjudication, which motion was opposed by Defendants. The court denied Plaintiff's Motion for Summary Adjudication on July 29, 2016. On August 10, 2016, Plaintiff filed a Motion to Amend Complaint. The court denied that motion on August 17, 2016. Plaintiff filed a petition asking the Court of Appeal to review the court’s denial of Plaintiff's Motion for Summary Adjudication and Motion to Amend. Trial of the matter was conducted between September 27 and October 13. An initial verdict was returned in favor of Plaintiff for compensatory and punitive damages totaling $458,000. At a hearing on February 17, 2017, the trial court reversed the jury’s verdict that FHV breached its contract with Plaintiffs by failing to convey an independent business. In addition, the trial court reversed its previous decision that FHV violated California’s Unfair Competition Law and False Advertising Law. In connection with the hearing, the trial court awarded the Plaintiff compensatory and punitive damages totaling $443,091 and attorney fees and costs totaling $591,757.

Defendants also plan to appeal the verdict and the trial court’s award of attorney fees.

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

6. Stockholders' deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer. In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. There was no stock-based compensation expense for the three months ended December 31, 2016 and 2015, respectively related to this stock grant. During the six months ended December 31, 2016 and 2015, the Company charged $0 and $21,562, respectively to compensation expense in the accompanying condensed consolidated statements of operations.

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

2017: $93,332; 2018: $191,492; 2019: $196,298; 2020: $202,554; 2021: $208,377: Thereafter: $232,312 Rent expense totaled $54,618 and $50,234 for the three months ended December 31, 2016 and 2015, respectively. Rent expense totaled $106,039 and $95,513 for the six months ended December 31, 2016 and 2015, respectively.

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the three months ended December 31, 2016, the Company paid $0 of principal and interest, respectively, under the Notes. During the six months ended December 31, 2016, the Company paid $115,617 and $34,383 of principal and interest, respectively, under the Notes.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their notes into shares of the Company’s stock at $.16 per share (see Note 10).

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $150,000 and $75,000, respectively to operations during the six and three months ended December 31, 2016. As of December 31, 2016 and June 30, 2016, $353,187 and $521,700, respectively were outstanding under the Loan.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loan, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share (see Note 10).

9. Intangible intellectual property acquisition

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company will provide RFI a cash payment of $440,000, payable in two equal installments, the first of which was paid at the Closing, and shall be reduced by the closing payments made by the Company to the third parties in the amounts as set forth in the Agreement and the second on the one (1) month anniversary of the Closing Date. The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

RFI previously granted the Company an exclusive license to market RFI's frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's, in the United States and its territories (excluding Puerto Rico) and Canada. The assets acquired pursuant to the Agreement, are substantially all of the assets previously licensed to the Company.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Subsequent events

On January 20, 2017, the Company executed a loan agreement with Nine Dragons Investments (“Nine Dragons”) for borrowings in an amount not to exceed $300,000. Nine Dragons is an entity affiliated with our Chairman Nick Yates. In connection with the loan agreement, the Company borrowed $209,931. The loans bear interest at 10% per annum, are due on December 31, 2017 and are secured by certain assets of the Company, including its intellectual property. Furthermore, the loans are convertible at the option of the holder at $.16 per share.

On January 20, 2017 Senior Secured Promissory Notes aggregating $334,000 were extended to December 31, 2017 and $167,000 of the notes, plus accrued interest, were converted to 1,325,821 shares of common stock at $.16 per share. The remaining outstanding notes, aggregating $334,000, have been granted conversion rights at $.16 per share.

On January 20, 2017, the Company extended both tranches of its Financing and Security Agreement until December 31, 2017. As part of the extension, the holder was granted conversion rights at maturity at $.16 per share.

On January 20, 2017, the Convertible Promissory Note aggregating $600,000 was extended through June 30, 2017 and the warrant price was reduced to $.30 per share, provided that the warrants are exercised for cash on or before June 30, 2017. In the event that the warrants are not exercised for cash on or before June 30, 2017, holder’s warrant price shall revert to $.75 per share.

On January 20, 2017, Mr. Yates agreed to extend his loans aggregating $353,187 until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share. Furthermore, the loans are secured by certain assets of the Company, including its intellectual property.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their notes into shares of the Company’s stock at $16 per share.

On January 20, 2017, the Company granted non-qualified stock options aggregating 5,000,000 and 500,000, respectively to its Chairman and CEO. The options vest 50% upon the delivery of 400 frozen yogurt robots or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 frozen yogurt robots or achieving cumulative revenue of $30 million.

On January 20, 2017, the Company granted 1,367,500 options to employees at $.16 per share. The options vest quarterly during 2017 based on the employees meeting certain discretionary criteria.

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

Overview and Description of Business

Discussions with respect to our Company's operations included herein refer to our operating subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation ("FHV Corp"), and our newly formed subsidiaries, Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation NEXT Vending Robots, Inc. Effective as of July 19, 2013 our Company acquired all assets of FHV Holdings Corp ("FHV Cal") which included FHV LLC in a transaction (the "Acquisition") accounted for as an asset acquisition. With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV LLC, FHV Corp., R&I, 19 Degrees, Inc. and Generation NEXT Vending Robots, Inc. Information with respect to our Company's operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the year ended June 30, 2014 filed on Form 10-K on September 29, 2014.

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

During 2016, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt robot, branded Reis & Irvy's. As of December 31, 2016, the Company has not yet delivered any frozen yogurt robots.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company will provide RFI a cash payment of $420,000, payable in two equal installments, the first of which was paid at the Closing, and shall be reduced by the closing payments made by the Company to the third parties in the amounts as set forth in the Agreement and the second on the one (1) month anniversary of the Closing Date. The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

As a result of our focus on Reis & Irvy's, we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

Frozen Yogurt Robots

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

24

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

Our Employees

We had approximately 40 full-time employees as of December 31, 2016.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended December 31, 2016 compared to three months December 31, 2015

Revenues

We had revenues of $1,222,951 for the three months ended December 31, 2016, compared to revenues of $1,615,657 for the three months ended December 31, 2015. This represented a decrease of $392,706 or 24.3%. Our revenues decreased largely due to a decrease in the number of machines that were installed as well as a reduction in Company owned machine revenue. Overall orders received and installations (at which point our Company recognizes revenues) of machines were 0 and 105, respectively, during the three months ended December 31 2016, compared to 77 and 156, respectively, for the corresponding three months ended December 31, 2015. As of May 2016, the Company has discontinued sales of FHV franchises and has instead focused its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise.

Cost of revenues

Cost of revenues was $584,323 during the three months ended December 31, 2016, compared to $846,565 during the three months ended December 31, 2015. This represents a decrease of $262,242 or 31%. The decrease is primarily due to the decrease in machines installed for the quarter.

Gross margin

Gross margin for the three months ended December 31, 2016 was $638,628 compared to $769,092 for the corresponding period ending December 31, 2015, representing a decrease of $130,464 or 17%. Gross margin percentage during the three months ended December 31, 2016 was 52.2% compared to 47.6% for the corresponding period ended December 31, 2015. The increase in gross margin percentage of 4.6% is primarily a result of increased margin on vending machine sales as well as the elimination of the Company’s corporate route, which produced lower margins.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2016 of $3,150,549 represent an increase of $1,697,387 from the $1,453,162 in the three months ended December 31, 2015. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $969,482 for the three months ended December 31, 2016 represent an increase of $281,177 or 40.85% from the $688,305 in the three months ended December 31, 2015. The increase was primarily attributable to an increase in personnel as well as an increase in commissions related to Reis & Irvy’s.

Marketing and advertising expenses increased $188,563 to $432,704 for the three months ended December 31, 2016 compared to $244,141 for the three months ended December 31, 2015. The increase of 77.24%, was primarily attributable to an increase in national radio advertising and Internet marketing for the new Reis & Irvy’s franchise.

Professional fees increased $438,729 or 254.8% to $610,901 during the three months ended December 31, 2016 from $172,172 during the three months ended December 31, 2015. The increase was primarily attributable to additional legal fees with respect to corporate matters, the Robofusion acquisition as well as litigation.

Additionally, the Company incurred expenses of $395,000 related to the Robofusion license fees and $295,000 related to research and development for the new frozen yogurt robot.

Provision for income taxes

During the three months ended December 31, 2016 and 2015, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $3,023,511 during the three months ended December 31, 2016 compared to a net loss of $899,677 for the three months ended December 31, 2015. The increase in net loss resulted from decreased sales and gross margin as well as increased selling, general and administrative expenses and derivative liability expense.

Basic net loss per share during the three months ended December 31, 2016 and 2015 was $0.11 and $0.03, respectively.

Six months ended December 31, 2016 compared to six months December 31, 2015

Revenues

We had revenues of $3,045,998 for the six months ended December 31, 2016, compared to revenues of $3,177,105 for the six months ended December 31, 2015. This represented a decrease of $131,107 or 4.1%. Our revenues decreased largely due to a reduction in Company owned machine revenue offset by an increase in royalty income. Overall orders received and installations (at which point our Company recognizes revenues) of machines were 0 and 274, respectively, during the six months ended December 31 2016, compared to 214 and 294, respectively, for the corresponding six months ended December 31, 2015. As of May 2016, the Company has discontinued sales of FHV franchises and has instead focused its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise.

Cost of revenues

Cost of revenues was $1,457,362 during the six months ended December 31, 2016, compared to $1,647,418 during the six months ended December 31, 2015. This represents a decrease of $190,056 or 11.5%. The decrease is primarily due to the decrease in Company owned machine revenue offset by the increase in royalty revenue.

Gross margin

Gross margin for the six months ended December 31, 2016 was $1,588,636 compared to $1,529,687 for the corresponding period ending December 31, 2015, representing an increase of $58,949 or 3.9%. Gross margin percentage during the six months ended December 31, 2016 was 52.2% compared to 48.1% for the corresponding period ended December 31, 2015. The increase in gross margin percentage of 4.1% is primarily a result of the elimination of the Company’s corporate route, which produced lower margins, as well as an increase in royalty revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2016 of $6,274,127 represent an increase of $3,353,350 from the $2,920,777 in the six months ended December 31, 2015. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $2,023,109 for the six months ended December 31, 2016 represent an increase of $610,533 or 43.2% from the $1,412,576 in the six months ended December 31, 2015. The increase was primarily attributable to an increase in personnel as well as an increase in commissions related to Reis & Irvy’s.

Marketing and advertising expenses increased $474,481 to $924,577 for the six months ended December 31, 2016 compared to $450,096 for the six months ended December 31, 2015. The increase of 105.4%, was primarily attributable to an increase in national radio advertising and Internet marketing for the new Reis & Irvy’s franchise.

Professional fees increased $541,195 or 191.1% to $824,474 during the six months ended December 31, 2016 from $283,279 during the six months ended December 31, 2015. The increase was primarily attributable to additional legal fees with respect to corporate matters, the Robofusion acquisition as well as litigation.

Provision for franchisee rescissions and refunds increased $823,638 from $58,868 to $882,506. The increase was related to franchisee refunds and a legal matter.

Additionally, the Company incurred expenses of $395,000 related to the Robofusion license fees and $313,299 related to research and development for the new frozen yogurt robot and $78,284 related to franchisee relations.

Provision for income taxes

During the six months ended December 31, 2016 and 2015, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $5,130,404 during the six months ended December 31, 2016 compared to a net loss of $1,769,195 for the six months ended December 31, 2015. The increase in net loss resulted from increased selling, general and administrative expenses and derivative liability expense, offset by a decrease in accretion of discount.

Basic net loss per share during the six months ended December 31, 2016 and 2015 was $0.18 and $0.07, respectively.

Liquidity and Capital Resources

For the three months ended December 31, 2016 we had a net loss totaling $3,023,511 with positive cash flows from operations totaling $798,962. Our cash balance at December 31, 2016 was $368,010. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales was not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances. Also, we used cash on hand to retire liabilities associated with the franchise rescissions. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property) capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of frozen yogurt robots.

As of December 31, 2016, the Company had $501,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, $600,000 outstanding under the Promissory Note, $353,000 outstanding under a loan agreement with its Chairman, approximately $297,000 under two Secured Promissory Notes and $2 million under a loan related to the Robofusion acquisition.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at December 31, 2016.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of December 31, 2016 and June 30, 2016, the Company's provision for franchisee rescissions and refunds totaled $2,122,287 and $1,844,176, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

Franchise contracts— We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of machines plus 100% of the franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of December 31, 2016.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2016. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992"). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework. Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2016. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

On May 28, 2014 a franchisee (“Plaintiff”) filed a complaint against the Company and certain current and former employees (collectively, “Defendants”). Defendants filed an Answer with affirmative defenses to Plaintiff's First Amended Complaint in April of 2015. Following the completion of discovery, Plaintiff filed a Motion for Summary Adjudication, which motion was opposed by Defendants. The court denied Plaintiff's Motion for Summary Adjudication on July 29, 2016. On August 10, 2016, Plaintiff filed a Motion to Amend Complaint. The court denied that motion on August 17, 2016. Plaintiff filed a petition asking the Court of Appeal to review the court’s denial of Plaintiff's Motion for Summary Adjudication and Motion to Amend. Trial of the matter was conducted between September 27 and October 13. An initial verdict was returned in favor of Plaintiff for compensatory and punitive damages totaling $458,000. At a hearing on February 17, 2017, the trial court reversed the jury’s verdict that FHV breached its contract with Plaintiffs by failing to convey an independent business. In addition, the trial court reversed its previous decision that FHV violated California’s Unfair Competition Law and False Advertising Law. In connection with the hearing, the trial court awarded the Plaintiff compensatory and punitive damages totaling $443,091 and attorney fees and costs totaling $591,757.

Defendants also plan to appeal the verdict and the trial court’s award of attorney fees.

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

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: February 21, 2016	By:	/s/ Arthur S. Budman
Arthur S. Budman Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

