Form 10-Q
period 2017-03-31
Generation NEXT Franchise Brands, Inc.
filed 2017-05-22
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of May 15, 2017: 31,519,401

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2017	June 30, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash	$459,107	$409,706
Cash in escrow	211,500	208,767
Accounts receivable, net	13,732,605	2,411,346
Deferred costs	305,224	394,563
Inventories, net	161,876	318,707
Prepaid expenses and other current assets	86,358	479,559

Total current assets	14,956,670	4,222,648

Property and equipment, at cost:
Equipment	125,000	-
Computer hardware and software	146,088	145,060
Leasehold improvements	22,846	22,846
Furniture and fixtures	50,725	50,725
Intangible intellectual property	2,440,000	-

Less accumulated depreciation and amortization	(256,254)	(124,033)

	2,528,405	94,598

Deposits	32,904	32,904

Total assets	$17,517,979	$4,350,150

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$2,747,591	$1,172,978
Customer advances and deferred revenues	23,539,759	8,062,982
Provision for franchisee rescissions and refunds	2,141,790	1,844,176
Accrued personnel expenses	322,884	266,926
Notes payable, net of discount of $131,316 ($0 at June 30, 2016)	1,904,350	1,357,666
Derivative liability	1,262,383	336,027
Due to related party, net of discount of $0 ($193,766 at June 30, 2016)	809,966	740,330
Deferred rent	17,512	11,497

Total current liabilities	32,746,235	13,792,582
Notes payable - long term, net of discount of $111,855	1,388,145	-

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 30,339,401 outstanding (27,978,580 at June 30, 2016)	30,338	27,916
Additional paid-in capital	4,460,081	3,242,250
Accumulated deficit	(21,106,820)	(12,712,598)

Total stockholders' deficit	(16,616,401)	(9,442,432)

Total liabilities and stockholders' deficit	$17,517,979	$4,350,150

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Revenues:
Vending machine sales, net	$470,688	$865,540	$3,023,610	$3,439,745
Franchise fees	41,364	76,640	286,939	298,596
Company owned machine sales	50,543	73,142	74,156	275,559
Agency sales, net	24,527	21,388	69,709	72,752
Other	119,233	166,383	297,939	293,545

Total revenue, net	706,355	1,203,093	3,752,353	4,380,197

Cost of revenues	305,133	789,069	1,762,495	2,436,487

Gross margin	401,222	414,024	1,989,858	1,943,710

Operating expenses:
Selling, general and administrative	2,789,803	1,517,742	9,063,929	4,438,318

Loss from operations	(2,388,581)	(1,103,718)	(7,074,071)	(2,494,608)

Other expenses:
Interest expense	(81,744)	(86,959)	(167,200)	(196,315)
Accretion of discount on notes payable	(64,166)	(151,259)	(226,595)	(391,309)
Loss on conversion of franchisee refund	-	(263,338)	-	(263,338)
Derivative liability expense	(729,327)	1,600	(926,356)	(27,298)

Loss before provision for income taxes	(3,263,818)	(1,603,674)	(8,394,222)	(3,372,868)

Provision for income taxes	-	-	-	-

Net loss	$(3,263,818)	$(1,603,674)	$(8,394,222)	$(3,372,868)

Net loss per share - basic and diluted	$(0.11)	$(0.06)	$(0.30)	$(0.13)

Weighted average shares used in computing net loss per share - basic and diluted	28,994,053	27,062,316	28,312,129	26,957,602

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows - Unaudited

	For the nine months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,394,222)	$(3,372,868)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	132,221	78,817
Interest accretion on notes payable	226,595	391,309
Loss on conversion of franchisee refund	-	263,338
Loss on derivative liability	926,356	27,298
Issuance of common stock to employee	-	21,562
Stock-based compensation	297,122	205,056
Loss on sales of property and equipment	-	10,122
Deferred rent	6,015	6,922
Bad debt expense	7,239	-
Changes in operating assets and liabilities:
Accounts receivable	(11,328,498)	(435,705)
Deferred costs	89,339	417,513
Inventories	156,831	37,359
Prepaid expenses and other assets	393,201	(7,454)
Deposits	-	(341,686)
Accounts payable and accrued liabilities	1,619,744	86,821
Customer advances and deferred revenues	15,476,777	668,905
Provision for franchisee rescissions and refunds	297,614	1,156,958
Accrued personnel expenses	55,958	12,982

Cash flows used in operating activities	(37,708)	(772,751)

Cash flows from investing activities:
Purchases of property and equipment	(566,028)	(82,486)
Cash in escrow	(2,733)	(178,500)

Cash flows used in investing activities	(568,761)	(260,986)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	209,931	950,000
Repayments of notes payable to related party	(334,061)	(87,605)
Proceeds from issuance of notes payable	300,000	-
Proceeds from issuance of common stock for cash	480,000	-

Cash flows provided by financing activities	655,870	862,395

Increase (decrease) in cash	49,401	(171,342)

Cash, beginning of period	409,706	325,337

Cash, end of period	$459,107	$153,995

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$55,082	$42,652
Income taxes	$34,317	$800

Supplemental disclosure of non-cash investing and financing activities:
Transfer of corporate combo machines to inventory	$-	$105,395
Exercise of cashless warrants	$-	$106,433
Issuance of common stock in lieu of franchisee liability and debt payments	$212,131	$193,750
Note payable issued for purchase of intangible asset	$2,000,000	$-
Issuance of common stock with bridge loan	$57,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

 Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and description of business

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc. and referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "GNext") operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, FHV Acquisition Corp. ("FHV Acquisition") and our newly formed subsidiaries, Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. as a franchisor, direct seller and owner and operator of frozen yogurt Robots, healthy drink and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain. The Company also operates its own frozen yogurt equipment. Effective May 2016, the Company discontinued new franchise sales of its healthy drink and snack vending machines and micro markets.

2. Summary of Significant Accounting Policies

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2016 filed on October 5, 2016.

Liquidity and capital resources

For the nine months ended March 31, 2017 we had a net loss totaling $8,394,222 with negative cash flows from operations totaling $37,708 Our cash balance at March 31, 2017 was $459,107. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions and for research and development expenditures related to our frozen yogurt robots. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and March 2017 and beyond and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Our current plans include research and development expenditures for the production of the next generation robots equipment, payments required for the purchase of the intangible assets from Robofusion (previous owner of the frozen yogurt robots equipment intellectual property) capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots, purchase of franchisee robots, as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of frozen yogurt robots.

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

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees. There are no franchise fees charged beyond the initial first year franchise fee. We receive ongoing fees and royalty payments in the form of a percentage of either franchisees' revenues or gross margins on vending machine and micro market sales as well as commissions on franchisee purchases from our national food distributor. We have not recognized any revenues from the R&I franchises and do not expect to recognize any revenues from the R&I franchises this fiscal year.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee's payments or commitments to pay. As of March 31, 2017 and June 30, 2016, the Company's provision for franchisee rescissions and refunds totaled $2,141,790 and $1,844,176, respectively. There are warranties extended by the machine manufacturer and franchisees are responsible for making any required machine repairs. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

Franchise noncancellable contracts

We invoice franchisees in full at the time that we enter into noncancellable contractual arrangements with them. Payment terms vary but usually a significant portion of the contract's cash consideration (typically 40% of amounts due for vending machines plus 100% of the initial franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements. As of March 31, 2017, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $13,732,605, $305,224 and $23,539,759, respectively. As of June 30, 2016, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $2,411,346, $394,563 and $8,062,982, respectively.

Furthermore, the Company has deferred revenue of $1,251,976 in excess of one year as of March 31, 2017 which consisted of the following: amounts related to ongoing franchisees - $679,457; and amounts related franchisees requesting a hold on location procurement - $572,519. As of June 30, 2016, deferred revenue in excess of one year aggregated $1,592,591.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred revenue consisted of the following as of March 31, 2017 and June 30, 2016:

	March 31 2017	June 30 2016

Vending machines - new	$1,182,887	$4,449,950
Vending machines - used	138,501	282,887
Micro markets - new	27,330	213,500
Franchise fees	2,107,041	682,145
Frozen yogurt robots	20,080,000	2,427,500
Other	4,000	7,000
	$23,539,759	$8,062,982

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at March 31, 2017 and June 30, 2016. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At March 31, 2017, bank balances exceeding federally insured limits aggregated $224,962. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. At March 31, 2017 and June 30, 2016, the Company had $211,500 and $208,767, respectively, maintained in escrow accounts for this purpose.

Allowance for doubtful accounts

We monitor the financial condition of our franchisees and record provisions for estimated losses on accounts receivables when we believe that our franchisees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $167,886 and 160,647 at March 31, 2016 and June 30, 2016, respectively.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and equipment

Property and equipment consists primarily of computer and office equipment, software used in our operations and intangible intellectual property acquired from Robofusion, Inc. (see Note 9). Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to ten years). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset (84 months). During fiscal 2016, the Company offset the fully depreciated value of leasehold improvements associated with the prior lease aggregating $63,500 to leasehold improvements and accumulated amortization. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 totaled $111,232 and $23,888 respectively. Depreciation and amortization expense for the nine months ended March 31, 2017 and 2016 totaled $132,221 and $78,817, respectively. The Company no longer owns a corporate route for vending machines and micro markets.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the nine months ended March 31, 2017 and 2016, respectively.

License fee

The Company initially recorded $395,000 related to the exclusive license fee and purchase of frozen yogurt robots from Robofusion, Inc. as a prepaid expense. In connection with the acquisition of the Robofusion intellectual property in December 2016, the Company charged this amount to operations (see Note 9).

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

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled $648,393 and $265,506 for the three months ended March, 2017 and 2016, respectively. For the nine months ended March 31, 2017 and 2016, marketing and advertising expense totaled 1,572,970 and 715,602, respectively.

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

Net loss per share

Our Company calculates basic earnings per share ("EPS") by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options, warrants, and shares issuable upon conversion of debt excluded from earnings per share totaled 18,229,549 and 7,084,761 at March 31, 2017 and 2016, respectively.

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

Our Company is subject to state franchise registration and relationship laws, rules and regulations. Any violation of these laws, rules or regulations could result in our Company being fined or prohibited from offering and selling franchises in the state. See Note 6 ("Contingencies") of Notes to Condensed Consolidated Financial Statements and Part II, Item 1 ("Legal Proceedings") of the Company's Form 10-Q for the quarterly period ended March 31, 2017 of which these Consolidated Financial Statements form a part.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

New accounting standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for the Company in fiscal year 2017 with early adoption permitted. The Company expects to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal year 2015 and the nine months ended September 24, 2016, $11.5 million and $2.0 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. The Company is further evaluating the impact the adoption of this new guidance will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, as well as the transition methods.

In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption.

In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company has adopted this new guidance in fiscal year 2017.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Notes payable

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding. As of March 31, 2017 and June 30, 2016, $6,666 of principal remained outstanding under the above notes.

Senior secured promissory notes

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000. The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan. The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights. The Initial Notes are secured by substantially all assets of the Company. On September 23, 2014, the holders of the Company's Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016, and on March 15, 2016, the Notes were further extended to September 30, 2016. The notes aggregating $334,000 have been further extended to December 31, 2017 and $167,000 of the notes, plus accrued interest, were converted to common stock at $.16 per share on January 20, 2017. The remaining outstanding notes, aggregating $334,000, have been granted conversion rights at $.16 per share. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

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

At March 31, 2017, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On September 23, 2016, the Company elected to extend the first tranche of $150,000 until September 23, 2017. On January 20, 2017, the Company extended both tranches until December 31, 2017. As part of the extension, the holder was granted conversion rights at $.16 per share. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as accretion of discount on notes payable over the term of the loan using the effective interest rate method. During the three months ended March 31, 2017 and 2016, the Company charged $0 and $120,025, respectively to accretion of discount on notes payable relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the three months ended March 31, 2017 and 2016, the Company has recorded a derivative loss of $729,327 and gain of $1,600 respectively. During the nine months ended March 31, 2017 and 2016 the Company recorded a derivative loss of 926,356 and 27,298, respectively. At March 31, 2017 the Company had a derivative liability related to the Promissory Note of $1,262,383.

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

On January 20, 2017, the note was extended through June 30, 2017 and the warrant price was reduced to $.30 per share, provided that the warrants must be exercised for cash. Furthermore, the warrant expiration date was amended to June 20, 2018. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

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

Bridge notes payable

On February 28, 2017, the Company executed two short-term bridge notes aggregating $345,000 ($300,000 net of discount). The notes bear interest at 0% per annum and mature on July 28, 2017. In connection with the note issuances, the Company also issued 75,000 shares of the Company’s common stock (Note 6). In connection with the stock issuance and original issue discount, the Company has recorded $102,000 as a debt discount. The discount is being amortized over the life of the loan.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2017 and June 30, 2016, notes payable consisted of the following:

	March 31, 2017	June 30, 2016
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on December 31, 2017 and have conversion rights at $.16 per share.	$334,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum. The note is convertible at $.30 per share and is due on June 30, 2017.	600,000	600,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures on December 31, 2017 and has conversion rights at $.16 per share.	250,000	250,000

Robofusion note payable, bearing interest at 3.25% per annum, payable quarterly. The note matures on September 30, 2020, and is recorded net of discount of $161,571.	1,838,429	-

Bridge notes payable, bearing interest at 0% per annum. The notes mature on July 28, 2017 and are recorded net of discount of $81,600.	263,400	-

Other	6,666	6,666
	3,292,495	1,357,666

Less current maturities	(1,904,350)	(1,357,666)

	$1,388,145	$-

Maturities of notes payable, net of discounts, are as follows:

June 30, 2017	$594,237
June 30, 2018	1,464,351
June 30, 2019	616,957
June 30, 2020	616,950
$3,292,495

4. Concentrations

Our vending machines are supplied by a single manufacturer who sells through a limited number of suppliers. Our micro markets are also supplied by a single manufacturer. Although there are a limited number of manufacturers of vending machines and micro markets, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect our operating results. Effective May 2016, we have discontinued new sales of Fresh Healthy Vending franchises.

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

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the nine months ended March 31, 2017, the Company granted stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and 2016. During the three and nine months ended March 31, 2017 and 2016, options issued were valued using the Black Scholes method assuming the following:

2017
Expected volatility	135.08%
Dividend yield	0%
Risk-free interest rate	1.50%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company's stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $162,995 and $71,709 during the three months ended March 31, 2017 and 2016, respectively. We recorded stock-based compensation expense of $297,122 and $226,618 during the nine months ended March 31, 2017 and 2016, respectively.

The following table summarizes the stock option activity under the 2013 Plan through March 31, 2017:

	Options	Weighted Average Exercise Price

Outstanding at June 30, 2016	2,514,448	$0.215
Granted	1,862,500	$0.203
Exercised	-	-
Forfeited	(379,687)	$0.251

Outstanding at March 31, 2017	3,997,261	$0.206

Of the 1,862,500 options granted during the nine months ended March 31, 2017, all were granted to employees and consultants of the Company. Options are granted at the fair market value on the date of grant.

At March 31, 2017, the outstanding options had an average remaining expected life of 5.04 years. Furthermore, at March 31, 2017, 2,112,885 options were exercisable at a weighted average exercise price of $.22.

On January 20, 2017, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 5,000,000 and 500,000, respectively to its Chairman and CEO. The options vest 50% upon the delivery of 400 frozen yogurt robots or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 frozen yogurt robots or achieving cumulative revenue of $30 million.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Plaintiff filed a petition asking the Court of Appeal to review the court’s denial of Plaintiff's Motion for Summary Adjudication and Motion to Amend. That petition was denied.

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

Defendants are appealing the verdict and the trial court’s award of attorney fees. We estimate that we could incur additional losses, in excess of amounts accrued aggregating up to $500,000. In the event that we are successful with our appeal, the Company may be able to reduce all or a portion of compensatory and punitive damages as well as interest charges. Furthermore, we may be able to recoup our legal fees associated with the matter.

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

7. Stockholders' deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer. In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. There was no stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively related to this stock grant. During the nine months ended March 31, 2017 and 2016, the Company charged $0 and $21,562, respectively to compensation expense in the accompanying condensed consolidated statements of operations.

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

During the quarter ended March 31, 2017, a note holder converted principal of $167,000 plus accrued interest into 1,325,821 shares of common stock at $.20 per share.

In connection with the issuance of bridge notes payable (Note 2), the Company also issued 75,000 common shares to the note holders.

In connection with the Company’s private placement, we issued 960,000 shares of common stock during the quarter ended March 31, 2017 for proceeds aggregating $480,000.

8. Leases

On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $15,049. Future minimum lease payments under the Company’s Facility Lease is as follows:

2017: $46,666; 2018: $191,492; 2019: $196,298; 2020: $202,554; 2021: $208,377: Thereafter: $232,312 Rent expense totaled $67,110 and $52,266 for the three months ended March 31, 2017 and 2016, respectively. Rent expense totaled $173,149 and $147,779 for the nine months ended March 31, 2017 and 2016, respectively.

Generation NEXT Franchise Brands, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Related party transactions

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the three months ended March 31, 2017 and 2016, the Company paid $0 and $68,334 of principal and interest, respectively, under the Notes. During the nine months ended March 31, 2017 and 2016, the Company paid $150,000 and $125,927 of principal and interest, respectively, under the Notes.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their notes into shares of the Company’s stock at $.16 per share.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $193,766 and $43,766, respectively to operations during the nine and three months ended March 31, 2017. As of March 31, 2017 and June 30, 2016, $353,187 and $521,700, respectively were outstanding under the Loan.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share.

On January 20, 2017, the Company executed a loan agreement with Nine Dragons Investments (“Nine Dragons”) for borrowings in an amount not to exceed $300,000. Nine Dragons is an entity affiliated with our Chairman Nick Yates. In connection with the loan agreement, the Company borrowed proceeds aggregating $209,931. The loans bear interest at 10% per annum, are due on December 31, 2017 and are secured by certain assets of the Company, including its intellectual property. Furthermore, the loans are convertible at the option of the holder at $.16 per share. During the quarter ended March 31, 2017, $49,931 of the Nine Dragons loans were redeemed for cash.

10. Intangible intellectual property acquisition

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

11. Subsequent events

On various dates from April 1, 2017 through May 17, 2017, the company issued an additional 1,960,000 shares of common stock for aggregate proceeds of $980,000.

On various dates subsequent to March 31, 2017, the Company redeemed the principal balance on various loans aggregating $455,000.

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

Frozen Yogurt Robots

We are in the process of manufacturing a state-of-the-art frozen yogurt vending machine robot that is a completely unique vending machine and entertainment experience. The robot contains both a cash and cashless vending platform that allows us to readily monitor the sales of our franchisees' and our corporate-owned machines. Our vending standards are UL ("Underwriters Laboratories") and NSF ("National Sanitation Foundation") certified, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless technology provides the highest level of data and network compliance while ensuring complete transparency. As a result, we generally handle little if any cash in the process. All transactions are managed by third parties to facilitate compliance with local and national laws and regulations.

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

Vending Technology

We have developed a cash and cashless vending platform to readily monitor the sales of our franchisees' and our machines. We help our franchisees to grow their business with onsite and virtual management tools, including as an example, wireless remote monitoring telemetry software. Our vending standards are UL ("Underwriters Laboratories") certified, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. We believe our third-party cashless technology provides one of the highest levels of data and network compliance while ensuring complete transparency. As a result, we generally handle little if any cash in the process. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

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

Our Employees

We had approximately 39 full-time employees as of March 31, 2017.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended March 31, 2017 compared to three months March 31, 2016

Revenues

We had revenues of $706,355 for the three months ended March 31, 2017, compared to revenues of $1,203,093 for the three months ended March 31, 2016. This represented a decrease of $496,738or 41.3%. Our revenues decreased largely due to a decrease in the number of machines that were installed as well as a reduction in Company-owned machine revenue. The decrease in machines installed was largely due to the discontinuation of Fresh Healthy Vending franchise sales. Overall orders received and installations (at which point our Company recognizes revenues) of machines were 0 and 52, respectively, during the three months ended March 31 2017, compared to 233 and 93, respectively, for the corresponding three months ended March 31, 2016. As of May 2016, the Company has discontinued sales of FHV franchises and has instead focused its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise.

Cost of revenues

Cost of revenues was $305,133 during the three months ended March 31, 2017, compared to $789,069 during the three months ended March 31, 2016. This represents a decrease of $483,936 or 61.3%. The decrease is primarily due to the decrease in machines installed for the quarter.

Gross margin

Gross margin for the three months ended March 31, 2017 was $401,222 compared to $414,024 for the corresponding period ending March 31, 2016, representing a decrease of $12,802 or 3.1%. Gross margin percentage during the three months ended March 31, 2017 was 56.8% compared to 34.4% for the corresponding period ended March 31, 2016. The increase in gross margin percentage of 22.4% is primarily a result of increased margin on vending machine sales as well as the elimination of the Company’s corporate fresh vending route, which produced lower margins.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 of $2,789,803 represents an increase of $1,272,061 from the $1,517,742 in the three months ended March 31, 2016. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $852,493 for the three months ended March 31, 2017 represent an increase of $39,588 or 4.9% from the $812,905 in the three months ended March 31, 2016. The increase was primarily attributable to an increase in commissions during the period.

Marketing and advertising expenses increased $382,887 to $648,393 for the three months ended March 31, 2017 compared to $265,506 for the three months ended March 31, 2016. The increase of 144.2%, was primarily attributable to an increase in national radio advertising and Internet marketing for the new Reis & Irvy’s franchise.

Professional fees increased $100,714 or 127.0% to $180,030 during the three months ended March 31, 2017 from $79,316 during the three months ended March 31, 2016. The increase was primarily attributable to additional legal fees with respect to corporate matters, the Robofusion acquisition as well as litigation.

Research and development expenses increased $435,477 from $0 in the prior period. The increase was directly related to research and development expenses associated with the next generation frozen yogurt robot.

Depreciation and amortization expense increased $87,344 to 111,232 during the three months ended March 31, 2017 from 23,888 during the three months ended March 31, 2016. The increase was primarily attributable to the purchase of corporate-owned frozen yogurt robots.

Stock compensation expense increased 91,286 to $162,995 during the three months ended March 31, 2017 from 71,709 during the three months ended March 31, 2016. The increase was primarily attributable to additional grants of stock options.

Provision for income taxes

During the three months ended March 31, 2017 and 2016, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $3,263,818 during the three months ended March 31, 2017 compared to a net loss of $1,603,674 for the three months ended March 31, 2016. The increase in net loss resulted from increased selling, general and administrative expenses and derivative liability expense.

Basic net loss per share during the three months ended March 31, 2017 and 2016 was $0.11 and $0.06, respectively.

Nine months ended March 31, 2017 compared to nine months ended March 31, 2016

Revenues

We had revenues of $3,752,353 for the nine months ended March 31, 2017, compared to revenues of $4,380,197 for the nine months ended March 31, 2016. This represented a decrease of $627,844 or 14.3%. Our revenues decreased largely due to a reduction in machines installed during the period as well as a reduction in company-owned machine revenue. Overall orders received and installations (at which point our Company recognizes revenues) of machines were 0 and 326, respectively, during the nine months ended March 31 2017, compared to 447 and 387, respectively, for the corresponding nine months ended March 31, 2016. As of May 2016, the Company has discontinued sales of FHV franchises and has instead focused its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise.

Cost of revenues

Cost of revenues was $1,762,495 during the nine months ended March 31, 2017, compared to $2,436,487 during the nine months ended March 31, 2016. This represents a decrease of $673,992 or 27.7%. The decrease is primarily due to the decrease in Company-owned machine revenue as well as a decrease in installed machines during the period.

Gross margin

Gross margin for the nine months ended March 31, 2017 was $1,989,858 compared to $1,943,710 for the corresponding period ending March 31, 2016, representing an increase of $46,148 or 2.3%. Gross margin percentage during the nine months ended Margin 31, 2017 was 53.0% compared to 44.4% for the corresponding period ended March 31, 2016. The increase in gross margin percentage of 8.7% is primarily a result of increased margin on vending sales as well as the elimination of the Company’s corporate route, which produced lower margins.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2017 of $9,063,929 represent an increase of $4,625,611 from the $4,438,318 in the nine months ended March 31, 2016. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $2,875,602 for the nine months ended March 31, 2017 represent an increase of $650,121 or 29.2% from the $2,225,481 in the nine months ended March 31, 2016. The increase was primarily attributable to an increase in personnel mix as well as an increase in commissions related to Reis & Irvy’s.

Marketing and advertising expenses increased $857,368 to $1,572,970 for the nine months ended March 31, 2017 compared to $715,602 for the nine months ended March 31, 2016. The increase of 119.8%, was primarily attributable to an increase in national radio advertising and Internet marketing for the new Reis & Irvy’s franchise.

Professional fees increased $641,909 or 177.0% to $1,004,504 during the nine months ended March 31, 2017 from $362,595 during the nine months ended March 31, 2016. The increase was primarily attributable to additional legal fees with respect to corporate matters, the Robofusion acquisition as well as litigation.

Provision for franchisee rescissions and refunds increased $772,855 from $110,426 to $883,281. The increase was related to franchisee refunds and a franchisee litigation matter. Please see Note 5 to the unaudited condensed consolidated financial statements for a further detailed explanation.

Research and development expenses increased $743,357 from $5,419 to 748,776. The increase was directly related to research and development expenses associated with the next generation frozen yogurt robot.

Additionally, the Company incurred expenses of $395,000 related to the Robofusion license fees.

Provision for income taxes

During the nine months ended March 31, 2017 and 2016, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $8,394,222 during the nine months ended March 31, 2017 compared to a net loss of $3,372,868 for the nine months ended March 31, 2016. The increase in net loss resulted from increased selling, general and administrative expenses and derivative liability expense, offset by a decrease in accretion of discount.

Basic net loss per share during the nine months ended March 31, 2017 and 2016 was $0.30 and $0.13, respectively.

Liquidity and Capital Resources

For the nine months ended March 31, 2017 we had a net loss totaling $8,394,222 with negative cash flows from operations totaling $37,708. Our cash balance at March 31, 2017 was $459,107. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions and for research and development expenditures related to our frozen yogurt robots. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and March 2017 and beyond and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

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

As of March 31, 2017, the Company had $334,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, $600,000 outstanding under the Promissory Note, $353,000 outstanding under a loan agreement with its Chairman, approximately $297,000 under two Secured Promissory Notes, approximately $160,000 outstanding under a loan agreement with an entity affiliated with its Chairman, $345,000 outstanding under a bridge loan and $2 million under a loan related to the Robofusion acquisition.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at March 31, 2017.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of March 31, 2017 and June 30, 2016, the Company's provision for franchisee rescissions and refunds totaled $2,141,790 and $1,844,176, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2017.

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

In connection with management's assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2017. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017. Our management's evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework - 1992"). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework. Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of March 31, 2017. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Plaintiff filed a petition asking the Court of Appeal to review the court’s denial of Plaintiff's Motion for Summary Adjudication and Motion to Amend. That petition was denied.

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

Defendants are appealing the verdict and the trial court’s award of attorney fees. We estimate that we could incur additional losses, in excess of amounts accrued aggregating up to $500,000. In the event that we are successful with our appeal, the Company may be able to reduce all or a portion of compensatory and punitive damages as well as interest charges. Furthermore, we may be able to recoup our legal fees associated with the matter.

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

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: May 22, 2017	By:	/s/ Arthur S. Budman
Arthur S. Budman Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

