Form 10-K
period 2017-06-30
Generation NEXT Franchise Brands, Inc.
filed 2017-10-02
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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

2620 Financial Court, Suite 100
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(1) Do not check if a smaller reporting company
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity on December 31, 2016 held by non-affiliates of the registrant (based on the stock’s not having traded through that date) was $2,405,894. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiaries) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At September 25, 2017, there were 38,235,783 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc.)

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain statements relating to future results of Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc.) (including certain projections and business trends) that are “forward-looking statements.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1 - Business

As used in this annual report, the terms “we”, “us”, “our”, “Gen Next”, and the “Company” means Generation NEXT Franchise Brands, Inc., a Nevada corporation, its wholly-owned subsidiaries Fresh Healthy Vending LLC, a California limited liability company, Fresh and Healthy Vending Corporation, a California corporation, Reis & Irvy’s, Inc., a Nevada corporation, 19 Degrees, Inc., a Nevada corporation, Generation Next Vending Robots, Inc., a Nevada corporation, or their management. Also as used in this annual report, the term “Gen Next” refers to Generation NEXT Franchise Brands, Inc., “FHV LLC” refers to Fresh Healthy Vending LLC, “R&I” refers to Reis & Irvy’s, Inc., “19 Degrees” refers to 19 Degrees, Inc., “Fresh and Healthy” refers to Fresh and Healthy Vending Corporation, and “GNVR” refers to Generation Next Vending Robots.

Business

We have been a Franchise Development Company and operator of Company-owned vending machines and micro markets that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic vending destinations. We and our franchisees have operated over 3,000 vending machines and micro markets primarily offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico. Our obligations to each franchisee include securing locations for the healthy vending machines and micro markets they purchase. We offer thousands of healthy food and beverage products via an agreement with a national food distributor and we train each franchisee at our San Diego headquarters. We provide dedicated account management and ongoing customer service to our franchisees. As of March 2016, we have discontinued marketing our healthy vending franchises, although we continue to support our ongoing franchisees. Furthermore, we have sold our corporate route and no longer operate our own healthy vending machines.

During fiscal 2017, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of June 30, 2017, we have received approval to sell franchises in a number of U.S. states and Canada and have booked a net 731 units aggregating $27.1 million, prior to certain offset adjustments, which is included in deferred revenues. As of June 30, 2017, and through the date of this report, the Company has not yet delivered any frozen yogurt vending machines. The Company is in the process of redeveloping the next generation frozen yogurt robot and has spent $2.1 million in research and development expenses through June 30, 2017. The Company will continue to incur additional research and development expenses until at least December 2017.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

As mentioned above, we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

History

On July 19, 2013 (the “Closing Date”) our wholly-owned subsidiary, FHV Acquisition Corp., completed a Reorganization and Asset Acquisition Agreement (the “Acquisition Agreement”) with FHV Holdings Corp, a California corporation (“FHV Cal”) (the “FHV Acquisition”). Pursuant to the terms of the Acquisition Agreement, we issued (i) 15,648,298 shares of our Company’s common stock (as adjusted for the Stock Split) to FHV Cal, in exchange for all FHV Cal’s assets as of the Closing Date. FHV Cal’s principal asset consisted of the operations and assets of Fresh Healthy Vending LLC, a California limited liability company. At the closing, FHV Cal distributed the Company’s common stock to the sole shareholder of FHV Cal, a trust affiliated with Nicholas Yates, our Chairman.

On July 19, 2013, we also completed the sale of 2,235,951 shares of our common stock to 18 investors (“Stock Sale”) in exchange for gross proceeds totaling $1,000,000 (approximately $996,000 net of estimated related costs in connection with the transaction). In addition, on July 19, 2013, we converted $210,000 of convertible notes payable into 552,418 shares of common stock.

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

3.	The payment to Mr. Duval of $191,000 in cash; and

4.	The surrender by Mr. Duval of 11,671,713 shares of our Company’s common stock (all of which shares were cancelled by our Company).

We are a public company listed under the symbol “VEND.” We were incorporated in the State of Nevada on June 8, 2011 as Green 4 Media, Inc. Prior to July 19, 2013, we were an eco-marketing and advertising company (“GEEM Business”). On July 22, 2013, we entered into the Indemnity Agreement and in connection with that agreement we transferred the GEEM Business to our former Chief Executive Officer. Effective August 8, 2013, we changed the name of our Company from Green 4 Media, Inc. to Fresh Healthy Vending International, Inc., and in March 2016, we changed the name of our Company to Generation NEXT Franchise Brands, Inc.

FHV LLC was formed as a limited liability company in California in 2010, as a franchisor of healthy drinks and snack vending machines. Including the operating history of YoNaturals, whose assets were contributed to FHV LLC in August 2010, we have a combined nine year operating history in vending machines providing food and beverages.

The Industry and the Overall Market

In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA’s annual Franchise Business Economic Outlook report (compiled by HIS Global Insight). Upscale vending is taking over as consumers’ palates become more refined and they gravitate toward a health-conscious lifestyle, according to Food Business News. Additionally, the vending machine market is expected to expand 1.5 percent by 2015 according to Food Business New. The National Automated Merchandising Association (“NAMA”) estimates the vending market is a $30 billion-a-year industry. NAMA also estimates that 100 million Americans will use one of seven million vending machines each day.

Frozen Yogurt Robot

We are in the process of manufacturing a state-of-the art frozen yogurt vending machine robot that is a completely unique vending machine and entertainment experience. The robot contains both a cash and cashless vending platform that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines. Our vending standards are UL (“Underwriters Laboratories”) and NSF (“National Sanitation Foundation”) recognized, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our frozen yogurt vending machine robots will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

Vending Technology

We have developed a cash and cashless vending platform to readily monitor the sales of our franchisees. We help our franchisees to grow their business with onsite and virtual management tools, including as an example, wireless remote monitoring telemetry software. As mentioned above, our vending standards are UL recognized. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

Micro Market Technology

We have developed a high-tech cashless self-checkout kiosk that boasts state-of-the-art point-of-sale technology currently utilizing an iOS operating system and iPad hardware. The system also includes a wireless remote monitoring telemetry software with inventory management. The kiosk is completely cashless and all transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations.

Vending and Micro Market Products

We primarily provide a portfolio of fresh, organic and all-natural snacks and drinks. Most products are available via our Company’s agreement with a national distributor. We also create custom menus for each franchisee specific to each location type based on their guidelines, requests and demographics. We have developed customized menus that meet and exceed school and state nutrition guidelines nationwide, facilitating the placement of machines in schools. Our suppliers are available to deliver products to our franchisees on a weekly basis and charge a fee of $35 with a minimum order of $500.

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

•

We focus on healthier food included in school and other health-conscious vending locations, and those locations with high transient foot traffic for our frozen yogurt robots, including hospitals, amusement parks, and other entertainment venues. Federal guidelines have been established that aim to counter youth obesity while improving student nutrition, such rules work to discourage our competitors’ fare to be marketed to schools. According to Ned Monroe, senior vice-president for government affairs for the National Automatic Merchandising Association, “There were fewer and fewer operators handling school accounts because it was a tough process to find products that met the patchwork of school guidelines.” In fact, “the trade group estimates that just 10 percent of its vending operator members sell in schools now, down from about 25 percent a decade ago.”

•

We outsource non-core functions to third-party vendors. Outsourced services include: machine manufacturing, transport, location set-up, maintenance, inventory, food management and ordering, payment processing, and cash management. This has historically allowed us to focus more of our financial resources to investing in new services.

Our Principal Suppliers

The Company currently purchases substantially all of its vending machines, and will purchase it frozen yogurt robots, as needed from a sole supplier, Automated Merchandising Systems Inc. (“AMS”), or its designated distributor. We believe that our relationship with our suppliers is excellent, and likely to continue. In our view, the loss of our relationship with our suppliers, should it occur, may result in short term disruptions not likely to be material. The Company has identified several other suppliers with comparable capabilities. The Company also purchases its micro markets from a single manufacturer and believes the loss of its supplier may result in short term disruptions not likely to be material.

Additionally, primarily on behalf of our healthy vending franchisees, the Company has negotiated discounts with a national product distribution chain, United Natural Foods, Inc. (“UNFI”). We believe that our relationship with UNFI is excellent, and likely to continue. In our view, the loss of our relationship with UNFI, should it occur, may result in short-term disruptions not likely to be material. The Company has identified several other suppliers that stock the same or comparable products. Furthermore, our franchisees are able to purchase directly from UNFI.

Furthermore, the Company intends to set up similar arrangements with distributors of the frozen yogurt consumables.

Governmental Regulation

We are required to comply with regulations governing the sale of franchises – the primary component of our business. Fifteen states directly regulate franchising and fourteen require pre-sale registration of a Franchise Disclosure Document (“FDD”), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 35 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission (“FTC”), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 15 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC’s Franchise Rule does not require registration of an FDD with the FTC.

Our Employees

We had approximately 43 full-time employees as of June 30, 2017. None of our employees are subject to collective bargaining agreements.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools and at seasonal frozen yogurt venues.

Item 1A – Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Current Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

Reis & Irvy’s

Risks Related to Competition, Evolving Technologies and Consumer Preferences in Our Industry

The termination, non-renewal or renegotiation on materially adverse terms of our contracts or relationships with one or more of our significant franchisees, or retail locations could seriously harm our business, financial condition and results of operations. The success of our business depends in large part on our, and our franchisees’, ability to maintain contractual relationships with the providers of profitable locations in which Robots are placed, including hospitals, entertainment venues, retail stores, shopping centers and the like. Certain contract provisions with these providers vary, including product and service offerings, the service fees we, and our franchisees’, are committed to pay, and the ability to cancel the contract upon notice after a certain period of time. We typically enter into Robot installation agreements that give the retailer rights of termination. We strive to provide direct and indirect benefits to our location partners that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our Robots occupy. If we are unable to provide them with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer. The locations in which Robots are placed may choose to replace our or our franchisees’ Robots with competitor machines or not provide space for such machines at all deciding that floor space could be used for other purposes.

Competitive pressures could seriously harm our business, financial condition and results of operations. Our Reis & Irvy’s business faces competition from other providers of frozen confections and other desert options, including some that may have more experience, better financing, and better relationships with preferred high traffic locations. We also face general competition from supermarkets, frozen yogurt stores, ice cream parlors/shops and other retail locations that provide ice cream, frozen yogurt and other frozen treats. We could also face competition from other newly created forms of similar or replacement kiosks/vending machines offering frozen treats. In addition, other ice cream/frozen yogurt retailers, some of which have significantly more resources than we do, may decide to enter the market.

If we cannot execute on our strategy and offer new automated retail products and services, our business could suffer. Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to offer new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer; however, the complexities and structures of these new businesses and products could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and management’s time and focus to invest in other companies offering automated retail services, such as our acquisition of the Reis & Irvy’s intellectual property, or we may seek to offer new products or services on our current Robots. We may enter into joint ventures through which we may expand our product offerings. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, to develop and commercialize certain new products and services, we will need to create new Robots or enhance the capabilities of our current robots, as well as adapt our related networks and systems through appropriate technological solutions for an automated retail environment, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our Robots. We conduct no manufacturing operations and depend on outside parties to manufacture key components of our Robots. Any increase in the manufacturing costs could materially adversely impact our operations and financial condition.

We intend to continue to expand our installed base of Robots. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. Any delays in manufacturing could adversely affect our results of operations. If there is an unanticipated increase in demand for our Robots, or our manufacturing needs are not met in a timely and satisfactory manner, we may be unable to meet demand due to manufacturing limitations.

We currently rely on a single manufacturer of the Robots. We may be unable to continue to obtain an adequate supply of these components from our suppliers in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components from our current suppliers or locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining our Robots, either of which could seriously harm our business, financial condition and results of operations.

In addition, we rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with third-party providers to arrange for servicing of our Robots. We generally contract with a provider to service a particular region. We do not currently have, nor do we expect to have in the foreseeable future, the internal capability to provide back-up service in the event of a sudden disruption in service. Any failure by us to maintain our existing relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

Defects, failures or security breaches in and inadequate upgrades of, or changes to, our operating systems could harm our business. The operation of our Robots depends on sophisticated software, hardware, and computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. In the past, there have been limited delays and disruptions resulting from upgrading or improving these operating systems. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.

Further, certain aspects of the operating systems relating to our business are provided by third parties, including telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third parties over whom we may have limited control.

We may be unable to adequately protect our intellectual property rights. Our success in business is impacted by maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

•	contractual arrangements providing for non-disclosure and prohibitions on use;
•	patents and pending patent applications;
•	trade secret, copyright and trademark laws; and
•	certain built-in technical product features.

Patent, trade secret, copyright and trademark laws provide limited protection. The protections provided by laws governing intellectual property rights do not prevent competitors from developing, independently, products similar or superior to our products and technologies. In addition, effective protection of copyrights, trade secrets, trademarks, and other proprietary rights may be unavailable or limited in certain foreign countries. We may be unaware of certain non-publicly available patent applications, which, if issued as patents, could relate to our services and products as currently designed or as we may modify them in the future. Legal or regulatory proceedings to enforce our patents, trademarks or copyrights could be costly, time consuming, and could divert the attention of management and technical personnel.

Fresh Healthy Vending

The termination, non-renewal or renegotiation on materially adverse terms of our contracts or relationships with one or more of our significant franchisees, or retail locations could seriously harm our business, financial condition and results of operations. The success of our business depends in large part on our ability to maintain contractual relationships with the providers of profitable locations in which vending machines are placed, including schools, retail stores, shopping centers and the like. Certain contract provisions with these providers vary, including product and service offerings, the service fees we, and our franchisees, are committed to pay, and the ability to cancel the contract upon notice after a certain period of time. We typically enter into vending machine installation agreements that give the retailer rights of termination. We strive to provide direct and indirect benefits to our partners that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our vending machines occupy. If we are unable to provide them with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer. The retail locations in which vending machines are placed may choose to replace our or our franchisees’ vending machines with competitor machines or not provide space for such machines at all deciding that floor space could be used for other purposes.

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

Generation Next Franchising Brands

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

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations. Our business has in the past been, and may in the future continue to be, party to regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, or delay or inhibit the sale of new franchises and additional vending machines and micro markets and the results, including the magnitude, of lawsuits, actions, settlements, decisions, and regulatory investigations and delays may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert our management’s time. In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services, such as foodborne illness claims related to perishable foods. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations. For further description of certain material legal proceedings, please see Item 3 “Legal Proceedings” below.

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

Additionally, a franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise arrangements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise arrangements pursuant to Section 365 under the United States Bankruptcy Code, in which case there would be no further royalty payments from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Changes in economic conditions could materially affect our ability to maintain or increase sales at our existing franchisees or secure new franchisees. Both the vending and the frozen yogurt industries depend on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers discretionary spending. Economic conditions may remain volatile and may continue to depress consumer confidence and discretionary spending for the near term. Negative economic conditions might cause consumers to make changes to their discretionary spending behavior, including spending currently made in our or our franchisees’ vending machines. If such sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales and this could materially adversely affect our business, financial condition or results of operations.

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

Failure to receive frequent deliveries of the foods and beverages we offer could harm our operations. Our ability to maintain ours and our franchisees’ machines depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, which is especially significant with regard to perishable product offerings, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time that could increase our expenses and cause shortages of food and other items that are expected to be stocked within our, our or our franchisees’ machines. If that were to happen, affected routes could experience significant reductions in sales during the shortage or thereafter, if customers change their purchasing habits as a result. Our focus on a limited menu of fresh and healthy offerings within machines would make the consequences of a shortage of one or key popular items more severe. Furthermore, certain frozen yogurt consumables may only be available from one manufacturer. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

REGULATORY RISKS

Franchising is a highly regulated industry. Compliance with regulatory procedures or regulatory delays, actions or inaction could delay franchise and machine sales and seriously harm our business, financial condition and results of operations. Fifteen states directly regulate franchising and fourteen require pre-sale registration of a Franchise Disclosure Document (“FDD”), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 35 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission (FTC), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 15 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC’s Franchise Rule does not require registration of an FDD with the FTC.

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

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations. Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer, or impact the manner or types of perishable products we can offer. The success of our, and our franchisees’, vending operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our food and beverage offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain offered items, which may adversely affect the attractiveness of our food and beverage offerings to customers on those routes. To the extent we are unwilling or unable to respond with appropriate changes to our food and beverage offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition or results of operations.

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

We have been under the scrutiny of state regulators overseeing franchising and could be subject to sanctions, costly litigation and requirements to refund amounts received for franchises sold in the past. In June 2014, we received an inquiry from the California Department of Business Oversight (“DBO”) related to the sale of 15 franchises that occurred between March 2014 and May 2014. On November 7, 2014, the DBO issued a Stop Order and Citation (“Stop Order”), which prohibited us from selling franchises in the state of California until November 7, 2016. The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO’s prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the state of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk. The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys’ fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014. Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond. The total rescission payments, aggregating $934,500, were completed by July 2015.

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

FINANCIAL RISKS

If we cannot achieve profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the years ended June 30, 2017, 2016, 2015 and 2014. Returning to profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in reestablishing profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. Additional funds, if needed, may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms, or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We suffered a net loss for the years ended June 30, 2017, 2016, 2015 and 2014 and we had limited working capital on hand. Should we continue to experience net losses and should we lack sufficient working capital, this could raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

CORPORATE AND OTHER RISKS

Our executive officers, directors and principal stockholders beneficially own or control over 49% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, our principal stockholder together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company. Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Our operations will incur increased costs of being a public company. In reviewing our past operations and future prospects, investors should recognize that we will incur significant legal, accounting and other expenses that we did not incur as a private company, particularly if we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the U.S. Securities and Exchange Commission, or SEC, and the Nasdaq Global Select Market regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we will be required to adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. To the extent we do not use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.” Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years.

CAPITAL MARKET RISKS

Trading on the OTCQB tier of the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares. Since October 24, 2016 our common stock has been quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE MKT. Accordingly, shareholders may have difficulty reselling any of their shares and the lack of liquidity may negatively impact our ability to pursue strategic alternatives.

Penny stock rules will limit the ability of our stockholders to sell their stock. The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock. In addition to the penny stock rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Volatility of the market price of our common stock could adversely affect our shareholders and us. The market price of our common stock has been subject to fluctuations in the past and may be subject to wide fluctuations in response to numerous factors, including the following:

•	actual or anticipated variations in our quarterly operating results or those of our competitors;
•	announcements by us or our competitors of new and enhanced products;
•	developments or disputes concerning proprietary rights;
•	introduction and adoption of new industry standards;
•	market conditions or trends in our industry;
•	announcements by us or our competitors of significant acquisitions;
•	entry into strategic partnerships or joint ventures by us or our competitors;
•	additions or departures of key personnel;
•	political and economic conditions, such as a recession or interest rate or currency rate fluctuations or political events; and
•	other events or factors in any of the countries in which we do business, including those resulting from war, incidents of terrorism, natural disasters or responses to such events.

In addition, in recent years the stock market has been highly volatile. Many of these factors are beyond our control and may materially adversely affect the market price of our ordinary shares, regardless of our performance. In the past, following periods of market volatility, shareholders have often instituted securities class action litigation relating to the stock trading and price volatility of the company in question. If we were involved in any securities litigation, it could result in substantial cost to us to defend and divert resources and the attention of management from our business.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or on the NYSE MKT LLC, formerly known as the American Stock Exchange (“AMEX”) in the future, we cannot assure you that we will be able to meet the initial qualitative or quantitative listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the AMEX or another trading venue, our common stock will continue to trade on OTC Markets or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

We do not intend to pay cash dividends. Our policy is to retain earnings, if any, for use in our business and, for this reason, we do not intend to pay cash dividends on our shares of common stock in the foreseeable future.

Item 1B – Unresolved staff comments

None

Item 2 – Properties

The Company leases corporate and warehouse facilities (the “Facility Leases”) in San Diego aggregating 8,654, square feet. Our corporate offices are located at 2620 Financial Court, Suite 100, San Diego, California 92117. This Facility Lease commenced in August 2015 and is for a term of 84 months. The current monthly rental payment, net of utilities and operating expenses for the Facility Lease, is approximately $12,979.

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

Slender Vender, LLC and John Coffin v. Fresh Healthy Vending, LLC; Alex Kennedy; Nicholas Yates; Todd William London; Mark Trotter; Jolly Backer; Maria Truong; Ryan Ball; and T.J. Rogers. (Case Number 37-2014-00017075-CU-FR-CTL, Superior Court of the State of California for the County of San Diego, filed May 28, 2014.)

On May 28, 2014, Slender Vender, LLC, and John Coffin, a former FHV franchisee and its owner (“Plaintiffs”), filed a complaint against FHV and certain of its current and former officers (“Defendants”) alleging violations of the California Franchise Investment Law, fraud, breach of contract, unfair competition, false advertising and violations of the California Labor Code in connection with the sale and purchase of Plaintiffs’ franchises. The complaint sought rescission of the franchise agreement, restitution, unpaid wages, and damages, including compensatory and punitive damages.

On February 6, 2015, the California Labor Code violations were dismissed without leave to amend. In addition, Defendant London was dismissed from the action that same day. Defendants Truong, Rogers, and Ball were later dismissed from the action during trial. On February 20, 2015, Plaintiffs filed a first amended complaint against the remaining defendants alleging causes of action for rescission, fraud, breach of contract, unfair competition, and false advertising.

On September 23, 2016, a jury trial commenced in the action, and the jury found in favor of Plaintiffs. The jury returned a total compensatory damages verdict of $535,091 against all Defendants, and further returned a punitive damages verdict of $140,000 against Yates and $14,000 against Kennedy. The compensatory damages award was later reduced to $295,091 following post-trial motions and stipulation. In addition, following the jury trial, the court awarded Plaintiff attorneys fees of $565,386 against FHV and costs of $29,682 against FHV, Kennedy, Yates, Trotter, and Backer. Judgment was entered on February 21, 2017.

On March 22, 2017, Defendants filed a notice of appeal, and on March 30, 2017, Plaintiff filed a notice of cross-appeal. On June 21, 2017, the parties reached a global settlement.

Despite an initial award of $1.1million, under the terms of the confidential settlement Plaintiff agreed to cause the judgment to be set aside, to withdraw all claims for wage garnishments against any of the Defendants, and to cause the removal of all recorded abstracts of judgment and the removal of any financing statements. The parties agreed to dismiss their appeals and to grant one another full mutual general releases. In exchange, Defendants agreed to pay Plaintiff $500,000, over a 25 month period, as well as a guarantee of $200,000 of securities valued at $1 per share. GNFB has guaranteed the settlement.

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

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol “VEND.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. On September 22, 2017, the closing price of our common stock as reported on the OTCQB was $1.00 per share. Our stock began trading on the OTCQB under the symbol “GEEM” on August 26, 2013 and was later changed to “VEND” on September 19, 2013.

Holders of Record

As of September 25, 2017, 38,235,783 shares of our common stock were issued and outstanding, and held by approximately 109 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of June 30, 2017, with respect to compensation plans under which our common stock is authorized for issuance.

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

Number of
securities
	Number of		remaining
	securities to be	Weighted-	available for
	issued upon	average	future issuance
	exercise of	exercise price	under equity
	outstanding	of outstanding	compensation
Plan Category	options	options	plans

2013 Plan	4,120,074	$0.253	3,059,300

Item 6 – Selected Consolidated Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Our MD&A consists of the following sections:

•	Overview – a general description of our business and fiscal 2016 highlights.
•	Results of operations.
•	Liquidity and capital resources.
•	Discussion of critical accounting estimates.
•	Off balance sheet arrangements.
•	New accounting pronouncements.

Overview

Historical discussions with respect to our Company’s operations included herein refer to our operations for the years ended June 30, 2017 and 2016. Effective as of July 19, 2013 our Company acquired all assets of FHV Cal which included FHV LLC in a transaction accounted for as a reverse acquisition. With the sale of the GEEM Business under the Indemnity Agreement effective July 22, 2013, our continuing operations are those of FHV LLC, The Fresh and Healthy Vending Corp, Reis & Irvy’s, Inc., Generation Next Vending Robots, Inc. and 19 Degrees, Inc. Forward looking information and discussion with respect to our Company’s operations subsequent to the FHV Acquisition is also included herein.

During fiscal 2017, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of June 30, 2017, we have received approval to sell franchises in a number of U.S. states and Canada and have booked a net 731 units aggregating $27.1 million, prior to certain offset adjustments, which is included in deferred revenues. As of June 30, 2017, and through the date of this report, the Company has not yet delivered any frozen yogurt vending machines. The Company is in the process of redeveloping the next generation frozen yogurt robot and has spent $1.6 million in research and development expenses through June 30, 2017. The Company will continue to incur additional research and development expenses until at least December 2017.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

As mentioned above, we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

We have effected changes to our operations in order to restore our previous levels of revenues enjoyed in prior years in the hope that such changes will also position our Company for future growth in fiscal 2018 and beyond. Among the changes implemented or in the process of being implemented were the following through September 22, 2017:

•	We launched our new frozen yogurt robot franchise concept, Reis & Irvy’s in April 2016 and have produced record bookings;

•	Reis & Irvy’s total franchise network aggregates over 200 franchises;

•	Reis & irvy’s frozen yogurt robots aggregate over 800 units;

•

Notable locations secured include Henry Ford Museum, Jeff Gordon Hospital, University of Pennsylvania, McCarren Airport Las Vegas, Indianapolis International Airport, Nissan Headquarters, Austin Convention Center, Hyundai Headquarters, The Kraft Company Headquarters and Fedex Express World Headquarters;

•	Largest franchise to date totals 12 units (several at this level);

•	The company raised proceeds totaling $4.3 million in the form of an equity offering;

•

We repaid $623,500 in debt principal during the period from June 30, 2017 through September 22, 2017. Also, various loan agreements were extended through dates ranging from June 30, 2017 to December 31, 2017;

•	The company completed the fiscal year with $1.8 million in cash;

•	We completed the acquisition of all Robofusion assets, including patents, trademarks and tradenames;

•	The company’s next generation robot prototype was built and has commenced performance testing, including 400,000 cycles of its robotic arm without failure;

•

We initiated our international Master License program in which we will partner with in-country entrepreneurs to distribute our frozen yogurt robots. These in-country entrepreneurs will represent the Reis and Irvy’s brand around the globe. To date we have inked deals with two Master Licensees in Israel and Oman aggregating up to $4.5 million over five years;

•

We engaged Flex as our contract manufacturer to build our next generation frozen yogurt robots. With approximately 200,000 professionals across 30 countries, Flex provides innovative design, engineering, manufacturing, and real time supply-chain insight, and logistics services to companies of all sizes and industries;

•	We have expanded our media and Internet presence to provide new potential Reis & Irvy’s franchisees better awareness of the benefits of our product and franchisee offerings;

•	We expanded our management team with key hires.

Results of Operations

Revenues

We had revenues of $4,278,388 for the year ended June 30, 2017, compared to revenues of $5,685,199 for the year ended June 30, 2016. This represented a decrease in revenues of $1,406,811 or 24.7%. This decrease was primarily a result of decreased revenues from the installation of vending machines, as we wind down operations of our healthy vending franchise, As previously mentioned, we have discontinued sales of our healthy vending franchises, but continue to support our existing franchisees.

Cost of revenues

Cost of revenues was $1,960,074 during the year ended June 30, 2017 as compared to $3,138,422 during the year ended June 30, 2016. This represents a decrease of $1,178,348 or 37.5%.

Gross margin

Gross margin for the year ended June 30, 2017 was $2,318,314 compared to $2,546,777 for the year ended June 30, 2016, representing a decrease of $228,463 or 9.0%. Gross margin percentage was 54.2% and 44.8% for the years ended June 30, 2017 and 2016, respectively. The increase in gross margin percentage of 9.4% is primarily a result of increased margin on vending sales as well as the elimination of the Company’s corporate vending route, which produced lower margins.

Operating expenses

Personnel compensation increased $995,772 to $4,062,660 in fiscal 2017 as compared to $3,066,888 in fiscal 2016, representing an increase of 32.5%. The increase was primarily due to additional personnel and an increase in commissions in connection with an increase in pre-bookings for our frozen yogurt robots.

Marketing and advertising increased $1,178,063, or 106.0%, to $2,289,465 in fiscal 2017 as compared to $1,111,402 in fiscal 2016. The increase was a result of an increase in overall marketing expenditures as well as an increase in national radio advertising and Internet marketing related to the Company’s new franchise concept, Reis & Irvy’s frozen yogurt robots.

Rent expense increased $27,770 or 13.8% from $200,944 in fiscal 2016 to $ 228,714 in fiscal 2017. The increase was primarily the result of escalating rents in the Company’s new headquarter facility.

Professional fees increased $737,827 to $1,218,960 in fiscal 2017 compared to $481,133 in fiscal 2016. The increase was primarily attributable to increased legal fees associated with franchise legal matters as well as legal fees associated with the new Reis & Irvy’s franchise concept, including the acquisition of the Robofusion assets. The increase was also attributable to legal fees associated with the Company’s fund-raising activities.

Research and development fees increased 1,629,917 in fiscal 2017 compared to 7,567 in fiscal 2016. The increase was related to the complete redesign and development of the Company next generation frozen yogurt robot.

The provision for legal settlement increased 903,675 to 1,056,629 in fiscal 2017 compared to 152,954 in fiscal 2016. The increase was primarily attributable to franchisee refunds associated with the Fresh Healthy Vending franchise.

Provision for income taxes

During the years ended June 30, 2017, and 2016, we incurred net losses and operated as a C-Corp for federal and state income tax purposes. Accordingly we are subject to federal and state income taxes at the prescribed statutory rates. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating losses due to the substantial uncertainty about whether such benefit will ever be realized. We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net loss

Our net loss was $11,269,295 for the year ended June 30, 2017 compared to a net loss of $5,087,711 for the year ended June 30, 2016. This represents an increase in net loss of $6,181,584 or 121.5%. Furthermore, the increase in net loss was offset by a decrease in other income (expense) including interest expense, accretion of discount on notes payable, and derivative liability loss aggregating $372,615.

Basic and diluted net loss per share for the years ended June 30, 2017 and 2016 was $.39 and $.19, respectively.

Liquidity and Capital Resources

For the year ended June 30, 2017 the Company had a net loss of $11,269,295. We had negative cash flows from operations totaling $339,848. Our cash balance at June 30, 2017 was $1,751,022. Since the date of the closing of the Acquisition, our orders and installations of machines were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our ongoing operations. Also, we have used cash on hand to retire liabilities associated with the franchisee rescissions in California (see Legal above) and other franchisee refunds. To provide adequate liquidity for our continuing operations, we need to obtain additional capital in the form of either debt or equity (or a combination thereof) financing. Although management believes that it will be able to obtain such financing on terms acceptable to the Company, no assurance can be given that we will be successful in doing so.

Our current plans include capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots as well as the option to repurchase machines from franchisees and the ongoing production of robots for our franchisees. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of robots for our corporate operations pending our receipt of added capital, electing to forego repurchasing machines from franchisees and slowing the ordering of production units.

As of June 30, 2017, the Company had $334,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, $300,000 outstanding under the Promissory Note, $353,000 outstanding under a loan agreement with its Chairman, approximately $297,000 under two Secured Promissory Notes, $345,000 outstanding under a bridge loan and $2 million under a loan related to the Robofusion acquisition.

During the year ended June 30, 2017, the Company raised equity proceeds aggregating $2.3 million (net of a $300,000 receivable). Furthermore, subsequent to June 30, 2017, through September 22, 2017, the Company raised an additional $1.7 in equity proceeds.

Critical Accounting Estimates

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1 to our consolidated financial statements.

Revenue recognition — Our primary revenue generating transactions will come from the sale of franchises and frozen yogurt robots to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We receive ongoing royalty fees, which represent other revenues in the Company’s financial statements, as a percentage of either franchisees’ gross revenues or gross margins on vending machine sales. We also receive rebates on purchases of products made by our franchisees.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2017, and 2016, the Company’s provision for franchisee rescissions and refunds totaled $2,692,618 and $1,844,176, respectively. There are vending warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the vending machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor. Our frozen yogurt robots include a one-year warranty from the Company. Extended parts warranties beyond the initial year may be purchased for an additional cost by the franchisee.

Vending & Micro Market Franchise contracts — We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract’s cash consideration (typically 40% of machines plus 100% of the franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets.

Reis & Irvy’s Franchise contracts — We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract’s cash consideration (typically 40% - 50% of machines plus 50% - 100% of the franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon the securing of locations and/or prior to shipment of the machines.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2017, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $12,947,611, $196,317 and $25,042,850, respectively. As of June 30, 2016, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,411,346, $394,563 and $8,062,982 respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, product royalties and annual advertising fees and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $198,710 and $160,647 at June 30, 2017 and 2016, respectively.

Share-based Compensation — We offer share-based compensation plans to attract, retain and motivate key officers, non-employee directors and employees to work toward the financial success of the Company. Share-based compensation cost for our stock option grants is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

We account for our share-based compensation as required by the Financial Accounting Standards Board (“FASB”) under authoritative guidance ASC 718 on stock compensation, using the Black Scholes quantitative valuation method. The resulting compensation expense is recognized in the financial statements on a straight-line basis over the vesting period from the date of grant.

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

The Company’s financial instruments consisted of cash, cash in escrow, accounts receivable, accounts payable and accrued liabilities, provision for franchisee rescissions and refunds, accrued personnel expenses, due to related party and notes payable. The estimated fair value of these financial instruments approximate the carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model.

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

Off Balance Sheet Arrangements

None

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company expects to adopt this guidance in fiscal year 2017. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. This guidance is effective for the Company beginning in fiscal year 2018 with early adoption permitted. The Company expects to adopt this guidance retrospectively beginning in fiscal year 2017. Upon adoption, restricted cash will be combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows, and the current presentation of changes in restricted cash within operating and financing activities will be eliminated. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal years ended 2017 and 2016, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments (see note 11) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating each prior reporting period presented in the year of adoption. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees. Currently, these fees are recognized when a machine is installed or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective machines, which we expect will result in a material impact to revenue recognized for franchise fees and renewal fees. The Company does not expect this new guidance to materially impact the recognition of royalty income, or sales of frozen yogurt and other products. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 8 – Financial Statements and Supplementary Data– Included on page F-1 within this Annual Report on Form 10-K.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company’s two fiscal years ended June 30, 2017, there were no disagreements between the Company and Anton Chia on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Anton Chia’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years or periods; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2017.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) has concluded that as of the end of the period covered by this Annual Report on Form 10K, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not deemed effective in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure (see below for further discussion).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) - 1992.

In connection with management’s assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of June 30, 2017. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework - 1992”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2017. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our current officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position

Nicholas Yates	41	Vice President Corporate Operations, Director
Arthur S. Budman	55	Chief Executive Officer, Chief Financial Officer, Director
Steven Finley	52	Director

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

Arthur S. Budman was appointed as our Chief Executive Officer and Chief Financial Officer on October 1, 2014. From May 19, 2014 to September 30, 2014, he oversaw our financial and accounting departments in a consultancy capacity. Mr. Budman has been a Managing Partner of Ameritege Technology Partners, a boutique private equity firm, located in San Diego California, since February 2002. Mr. Budman has been a principal at Rudy Biscuit, Inc. in Buena Park, California, an overstock merchandise liquidation business, since March 2011.

Mr. Finley has been a member of our Company’s Board of Directors since September 2013. Mr. Finley graduated with a degree in Physiology from Southern Illinois University at Carbondale in 1987. Mr. Finley was a major league baseball player for 19 years from 1989 through 2007 winning five gold gloves, appearing in two All-Star games and winning a World Series with the Arizona Diamondbacks in 2001. Throughout his career Mr. Finley was known for his physical fitness programs which enabled him to play until his retirement in 2007 at age 42. Since late 2009 until the present Mr. Finley has been worked on business development with Apheta (a company providing advance planning services for high net worth individuals and athletes) and GS Levine Insurance services (a property/casualty and commercial insurance agency) and currently works with Morgan Stanley and the San Diego Padres.

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

Director Independence

The Board believes that Mr. Finley is independent as the term “independent” is defined by the rules of NASDAQ Rule 5605.

Involvement in Certain Legal Proceedings

To our knowledge except as may be noted above or under “Legal Proceedings”, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish to us copies of all Section 16(a) reports they file.

The Company’s Officers and Directors have properly filed beneficial holdings reports as required under Section 16a of the SEC.

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

							Change in
							Pension
							Value and
							Non-Qualified
						Non-equity	Deferred	All
				Stock	Option	Incentive	Compensation	Other
		Salary	Bonus	Awards	Awards	Comp	Earnings	Comp.	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)	($)	($)(3)	($)

Nicholas Yates	2017	200,000	315,265	-	508,000	-	-	12,796	1,036,061
Vice President, Operations, Director	2016	200,000	90,997	-	34,000	-	-	5,402	330,399

Arthur S. Budman (4)	2017	175,000	112,829	-	50,800	-	-	5,264	343,893
Chief Executive Officer, Chief Financial Officer, Director	2016	175,000	47,867	21,500	17,000	-	-	4,740	266,107

Alex Kennedy (5)	2017	-	1,200	-	-	-	-	-	1,200
Director of Franchise Development, Director	2016	52,616	-	-	-	-	-	2,593	55,209

Steve Finley (6)	2017	12,000	-	-	-	-	-	-	12,000
Independent Director	2016	12,000	-	-	-	-	-	-	12,000

_________

(1)	The amounts in this column are the fair value of stock awards.
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

Grants of Stock Awards

In connection with his initial employment agreement, Mr. Budman was granted 250,000 shares of common stock that vested ratably over twelve months, commencing October 15, 2014. Furthermore, during fiscal 2016, Mr. Budman was granted options to purchase 250,000 shares of common stock at $.095 per share, representing the then fair market value of the options at the time of grant. The options vest 100% in twelve months from the date of grant. On January 20, 2017, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 500,000 shares, to Mr. Budman. The options vest 50% upon the delivery of 400 frozen yogurt robots or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 frozen yogurt robots or achieving cumulative revenue of $30 million.

During fiscal 2016, Mr. Yates was granted options to purchase 500,000 shares of common stock at $.095 per share, representing the then fair market value of the options at the time of grant. The options vest 100% in twelve months from the date of grant.

On January 20, 2017, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 5,000,000 shares to its Chairman. The options vest 50% upon the delivery of 400 frozen yogurt robots or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 frozen yogurt robots or achieving cumulative revenue of $30 million.

Option Exercises and Stock Vested

During fiscal 2016, Mr. Finley exercised 100,000 options using the cashless exercise feature. As a result, Mr. Finley was issued 60,715 shares of common stock. Furthermore, during fiscal 2017, Mr. Finley exercised 150,000 options using the cashless exercise feature. As a result, Mr. Finley was issued 119,854 shares of common stock.

Outstanding Equity Awards at Fiscal Year End

At June 30, 2017, Mr. Yates held 5,500,000 options to purchase common stock, of which 500,000 were exercisable at $.095 per share. At June 30, 2017, Mr. Finley held 194,488 options to purchase common stock, of which 194,488 were exercisable at $.165 per share. At June 30, 2017, Mr. Budman held 250,000 options to purchase common stock, of which 250,000 were exercisable at $.095 per share.

Compensation of Directors

On September 4, 2013, the Company appointed Steve Finley as an independent member to its Board of Directors. In connection with Mr. Finley’s appointment, he was granted non-qualified stock options to purchase 500,000 shares of the Company’s common stock at $.165 per share, the then current value of the stock. The options vest ratably over a three year period and expire five years from the date of grant. Additionally, Mr. Finley is paid $1,000 per month for Board services. During the year ended June 30, 2017, Mr. Finley was compensated $12,000 in connection with his Board appointment.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 25, 2017 information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been provided accounting for all equity common stock issuances as of September 25, 2017.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficiary Ownership	Percentage of Class Beneficially Owned (2)
Officers and directors
Nicholas Yates, Vice President Corporate Operations, Director (3)	16,685,233	43.64%
Arthur S. Budman, Chief Executive Officer, Chief Financial Officer, Director (4)	395,835	1.04%
Steven Finley, Director (5)	314,979	0.82%
All directors, former directors and executive officers as a group (4 persons)	17,396,047	45.50%

________

* Represents less than 1% of the outstanding shares.

(1)	Unless otherwise noted, the address is c/o Generation NEXT Franchise Brands, Inc. 2620 Financial Court, Suite 100, San Diego California 92117.
(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by 38,235,783 shares, deemed to be the total shares of common stock outstanding as of the date of this table.

(3)

15,648,298 shares are owned by a trust of which Mr. Yates is an affiliate, 488,556 shares are owned by Mr. Yates personally, 48,379 shares are owned by the spouse of Mr. Yates and 500,000 shares are available through the exercise of options.

(4)	Amount represents shares granted to Mr. Budman under an initial employment agreement dated October 1, 2014.
(5)

Amounts represent the vested portion of 194,488 shares eligible to be purchased within sixty days of the date of this table, under an option to purchase common stock granted to Mr. Finley, as well as 120,491 shares of common stock held by Mr. Finley.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions occurring since July 19, 2013, in which we were or are a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). This summary also includes transactions of FHV LLC, a legal entity acquired in connection with the FHV Acquisition since July 1, 2012. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company’s franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the year ended June 30, 2017, the Company paid $115,617 and $34,383 of principal and interest, respectively, under the Notes. During the year ended June 30, 2016, the Company paid $87,604 and $69,568 of principal and interest, respectively, under the Notes.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their Notes into shares of the Company’s stock at $.16 per share. Furthermore, on September 18, 2017, the Notes were amended whereby the interest rate was modified to a rate of 20% per annum effective October 1, 2016.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $193,766 and 106,234, to operations during the years ended June 30, 2017 and 2016, respectively. As of June 30, 2017, and 2016, $353,187 and $521,700, respectively were outstanding under the Loan.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share.

On January 20, 2017, the Company executed a loan agreement with Nine Dragons Investments (“Nine Dragons”) for borrowings in an amount not to exceed $300,000. Nine Dragons is an entity affiliated with our Chairman Nick Yates. In connection with the loan agreement, the Company borrowed proceeds aggregating $209,931. The loans bear interest at 10% per annum, are due on December 31, 2017 and are secured by certain assets of the Company, including its intellectual property. Furthermore, the loans are convertible at the option of the holder at $.16 per share. During the year ended June 30, 2017, $209,931 of the Nine Dragons loans were redeemed for cash.

One of FHV Holdings’ (the parent company to FHV LLC prior the Acquisition) owners became an employee of our Company in July 2013 (the “Employee”). We owed $42,000 to the Employee at June 30, 2013, which was paid off in full during the year ended June 30, 2014.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Item 14 – Principal Accounting Fees and Services

The aggregate fees billed for the years ended June 30, 2017 and 2016, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year ended	Year ended
	June 30, 2017	June 30, 2016

Audit fees (1)	$66,494.00	$69,592.00
Audit related fees (2)	11,955.00	13,122.00
Tax fees (3)	47,598.00	18,938.00
	$126,047.00	$101,652.00

_________

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

Part IV

Item 15 – Exhibits, Financials Statements and Schedules

(a) Financial Statements

Filed at the end of this Annual Report are the audited financial statements of Generation NEXT Franchise Brands, Inc. for the years ended June 30, 2017 and 2016.

(d) Exhibits

Exhibit No.	Description

2.1

Asset Purchase Agreement dated December 30, 2016, by and among Registrant and Robofusion, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 4, 2017 (File No. 000-55164)). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing).

3.1

Certificate of Amendment of Articles of Incorporation of Generation Next Franchise Brands, inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 13, 2016 (File No. 000-55164).

3.2	By-laws of Registrant, effective June 9, 2011 (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on October 13, 2011 (File No. 333-177305).
10.1

Amendment No. 2 to July 19, 2013 Employment Agreement between Fresh Healthy vending International, Inc. and Nicholas Yates (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on May 27, 2016 (File No. 000-55164).

10.2

Amendment No. 1 to October 1, 2014 Employment Agreement dated between Fresh Healthy Vending International, Inc. and Arthur Budman (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on May 27, 2016 (File No. 000-55164).

21.1	List of subsidiaries*
23.1	Consent of Independent Registered Accounting Firm.*
31.1	Certification by Arthur Budman pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification by Arthur Budman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_______
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Generation NEXT Franchise Brands, Inc.

Date: September 29, 2017	By:	/s/ ARTHUR S. BUDMAN
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

Signature	Title	Date

/s/ ART BUDMAN	Chief Executive Officer, Chief Financial Officer	September 29, 2017
Art Budman

/s/ NICHOLAS YATES	Chairman	September 29, 2017
Nicholas Yates

/s/ STEVEN FINLEY	Director	September 29, 2017
Steven Finley

INDEX TO FINANCIAL STATEMENTS

Fresh Healthy Vending International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Generation Next Franchise Brands, Inc.

(Formerly Fresh Healthy Vending International, Inc.)

We have audited the accompanying consolidated balance sheets of Generation Next Franchise Brands, Inc. (Formerly Fresh Healthy Vending International, Inc.) (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2017 and 2016, and the consolidated results of its operations, its changes in stockholders’ deficit and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California

September 29, 2017

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of June 30
	2017	2016
Assets
Current assets:
Cash	$1,751,022	$409,706
Cash in escrow	1,500	208,767
Accounts receivable, net	12,947,611	2,411,346
Deferred costs	196,317	394,563
Inventories, net	252,492	318,707
Prepaid expenses and other current assets	305,508	479,559

Total current assets	15,454,450	4,222,648

Property and equipment:
Equipment	125,000	-
Computer hardware and software	148,693	145,060
Furniture and fixtures	44,065	50,725
Intangible intellectual property	2,440,000	-
Leasehold improvements	22,846	22,846

	2,780,604	218,631

Less accumulated depreciation and amortization	(364,791)	(124,033)

Total property and equipment, net	2,415,813	94,598

Deposits	32,904	32,904

Total assets	$17,903,167	$4,350,150

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$2,727,873	$1,172,978
Customer advances and deferred revenues	25,042,850	8,062,982
Provision for franchisee rescissions and refunds	2,692,618	1,844,176
Accrued personnel expenses	391,072	266,926
Notes payable, net of discount of $169,542 in 2017 and $0 in 2016	1,710,291	1,357,666
Derivative liability	560,007	336,027
Due to related party, net of discount of $0 in 2017 and $193,766 in 2016	649,966	740,330
Deferred rent	19,375	11,497

Total current liabilities	33,794,052	13,792,582
Note payable - long term	1,333,333

Commitments and contingencies (Notes 6 and 10)	-	-

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 34,826,646 outstanding at June 30, 2017	34,825	27,916
Additional paid-in capital	6,722,850	3,242,250
Accumulated deficit	(23,981,893)	(12,712,598)

Total stockholders' deficit	(17,224,218)	(9,442,432)

Total liabilities and stockholders' deficit	$17,903,167	$4,350,150

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended June 30, 2017 and 2016

	2017	2016
Revenues:
Vending machine sales, net	$3,346,776	$4,537,463
Franchise fees	307,159	382,992
Company owned machines	140,690	294,565
Agency sales (net)	88,826	93,933
Other	394,937	376,246

Total revenues	4,278,388	5,685,199

Cost of revenues	1,960,074	3,138,422

Gross margin	2,318,314	2,546,777

Operating expenses:
Personnel	4,062,660	3,066,888
Marketing	2,289,465	1,111,402
Professional fees	1,218,960	481,133
Insurance	262,969	258,312
Rent	228,714	200,944
Depreciation and amortization	243,416	90,071
Stock compensation	401,878	307,440
Research and Development	1,637,484	7,567
Provision for Legal Settlement	1,056,629	152,954
Other	1,398,509	823,094

Total operating expenses	12,800,684	6,499,805

Loss from operations	(10,482,370)	(3,953,028)

Other expenses:
Interest expense	(257,921)	(261,898)
Accretion of discount on notes payable	(300,224)	(560,027)
Loss on conversion of franchisee debt to stock	-	(263,338)
Derivative liability	(223,980)	(44,620)

Total other expenses	(782,125)	(1,129,883)

Loss before provision for income taxes	(11,264,495)	(5,082,911)

Provision for income tax	4,800	4,800

Net loss	$(11,269,295)	$(5,087,711)

Net loss per share - basic and diluted	$(0.39)	$(0.19)

Weighted average shares used in computing net
loss per share - basic and diluted	29,252,793	27,210,290

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended June 30, 2017 and 2016

	Common	Common	Additional	Accumulated	Total Stockholders'
	Shares	Stock	Paid-in Capital	Deficit	Deficit

Balance at June 30, 2015	26,784,767	$26,783	$2,072,422	$(7,624,887)	$(5,525,682)

Issuance of common stock to employee	62,499	62	21,500		21,562
Stock-based compensation			285,878		285,878
Exercise of warrants on $375,000 convertible loan	101,849	102	106,331		106,433
Issuance of common stock to franchisees in lieu of debt repayment	968,750	969	192,781		193,750
Loss on issuance of stock in lieu of debt repayment			263,338		263,338
Beneficial conversion feature on related party note			300,000		300,000
Exercise of stock options	60,715	61	(61)		-
Net loss				(5,087,711)	(5,087,711)
Balance at June 30, 2016	27,978,580	27,977	3,242,189	(12,712,598)	(9,442,432)

Stock-based compensation			401,878		401,878
Value of warrant issued in connection with notes payable			174,000		174,000
Conversion of note payable to common stock	1,325,821	1,326	210,805		212,131
Common stock issued in connection with notes payable	75,000	75	56,925		57,000
Exercise of stock options	162,245	162	(162)		-
Issuance of common stock for cash	4,685,000	4,685	2,343,215		2,347,900
Issuance of common stock subscription receivable	600,000	600	294,000		294,600
Net loss				(11,269,295)	(11,269,295)
Balance at June 30, 2017	34,826,646	$34,825	$6,722,850	$(23,981,893)	$(17,224,218)

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended June 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	(11,269,295)	$(5,087,711)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	243,416	90,071
Interest accretion on notes payable discount	300,224	560,027
Loss on conversion of franchisee refund	-	263,338
Loss on derivative liability	223,980	44,620
Issuance of common stock to employee	-	21,562
Stock-based compensation	401,878	285,878
Loss (gain) on sales and disposals of property and equipment	(2,658)	29,134
Deferred rent	7,878	10,057
Bad debt expense	38,063	59,955
Changes in operating assets and liabilities:
Accounts receivable	(10,274,328)	(403,540)
Deferred costs	198,246	490,322
Inventories	66,215	192,784
Prepaid expenses and other assets	174,051	(389,897)
Deposits	-	8,889
Accounts payable and accrued liabilities	1,600,026	125,303
Customer advances and deferred revenues	16,979,868	1,634,826
Provision for franchisee rescissions and refunds	848,442	1,462,176
Accrued personnel expenses	124,146	45,732
Cash flows used in operating activities	(339,848)	(556,474)

Cash flows from investing activities:
Purchases of property and equipment	(561,973)	(82,486)
Cash flows used in investing activities	(561,973)	(82,486)

Cash flows from financing activities:
Amounts received from related party	209,931	839,096
Repayments of advances from related party	(494,061)	-
Proceeds from issuance of notes payable	300,000	-
Repayment of notes payable	(322,500)	-
Proceeds from issuance of common stock for cash	2,342,500	-
Cash flows provided by financing activities	2,035,870	839,096

Change in cash and restricted cash	1,134,049	200,136

Cash and restricted cash, beginning of year	618,473	418,337

Cash and restricted cash, end of year	$1,752,522	$618,473

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$66,867	$128,319
Income taxes	$4,800	$800

Supplemental disclosure of non-cash investing
and financing activities:
Transfer of corporate machines from fixed assets to inventory	$-	$222,212
Conversion of debt to common stock	$212,131	$-
Exercise of cashless warrants	$-	$106,433
Note payable issued for purchase of intangible assets	$2,000,000	$-
Issuance of common stock in connection with bridge loan	$57,000	$-
Issuance of common stock in lieu of franchisee liability payments	$-	$193,750
Debt discounts	$276,000	$560,027
Value of stock issued in connection with notes payable	$174,000	$-
Stock subscriptions receivable	$300,000	$-
Exercise of cashless stock options	$162	$61

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

During fiscal 2017, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of June 30, 2017, we have received approval to sell franchises in a number of U.S. states and Canada and have booked a net 731 units aggregating approximately $25 million in deferred revenues. As of June 30, 2017, and through the date of this report, the Company has not yet delivered any frozen yogurt vending machines. The Company is in the process of redeveloping the next generation frozen yogurt robot and has spent $1.6 million in research and development expenses through June 30, 2017. The Company will continue to incur additional research and development expenses.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

2. Summary of significant accounting policies

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Liquidity and capital resources

For the year ended June 30, 2017 the Company had a net loss of $11,269,295. We had negative cash flows from operations totaling $339,848. Our cash balance at June 30, 2017 was $1,751,022. Since the date of the closing of the Acquisition, our orders and installations of machines were less than anticipated and the resulting cash flows from franchisee sales was not sufficient to cover expenditures associated with our ongoing operations. Also, we have used cash on hand to retire liabilities associated with the franchisee rescissions in California (see Legal above) and other franchisee refunds. To provide adequate liquidity for our continuing operations, we need to obtain additional capital in the form of either debt or equity (or a combination thereof) financing. Although management believes that it will be able to obtain such financing on terms acceptable to the Company, no assurance can be given that we will be successful in doing so.

Our current plans include capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots and the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of Robots for our corporate operations.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, FHV LLC, The Fresh and Healthy Vending Corporation, FHV Acquisition, Corp. and its newly formed subsidiaries, Reis & Irvy’s, Inc., 19 Degrees, Inc. and Generation Next Vending Robots. All significant intercompany accounts and transactions are eliminated.

Concentration of credit risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees for machine purchases, franchise fees, royalty income, and other products. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brands and market conditions within the vending industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees of each brand and the short-term nature of the receivables.

Use of estimates

The preparation of our Company’s financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include our provisions for bad debts, franchisee rescissions and refunds, legal estimates, volatility in the Black Scholes model, valuation model of derivative liability, stock compensation and the valuation allowance on deferred income tax assets. It is at least reasonably possible that a change in the estimates will occur in the near term.

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We receive ongoing royalty fees and annual advertising fees as a percentage of either franchisees’ gross revenues or gross margins on vending machine sales.

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

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life. As of June 30, 2017, we had three company-owned frozen yogurt vending robots in operation.

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2017 and 2016, the Company’s provision for franchisee rescissions and refunds totaled $2,692,618 and $1,844,176, respectively. There are warranties extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor.

Vending franchise contracts

We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract’s cash consideration (typically 40% of amounts due for vending machines plus 100% of the initial franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets.

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

Frozen yogurt franchise contracts

We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract’s cash consideration (typically 40% - 50% of amounts due for vending machines plus 50% - 100% of the initial franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due on a pro rata basis upon our locating the sites for the frozen yogurt robots.

A typical three unit franchise contract would include the following:

Franchise fee per machine: $5,000

Location fee per machine: $2,500

Cost per machine: $42,500

Total franchise cost: $150,000 ($5,000 X 3 + $2,500 X 3 + 42,500 X 3)

Initial payment upon signing contract: $69,000 (100% of franchise fees of $15,000 + 40% of location fees of $7,500 + 40% of machine cost of $127,500)

Upon the signing of the contract, the Company records the initial payment of $69,000 to cash, with the remaining contract value of $81,000 to accounts receivable and records the total contract value of $150,000 to deferred revenue.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2017, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $12,947,611, $196,317 and $25,042,850, respectively. As of June 30, 2016, the Company had accounts receivable, deferred costs and customer advances and deferred revenues totaling $2,411,346, $394,563 and $8,062,982, respectively.

Deferred revenue consisted of the following as of June 30, 2017 and 2016.

	As of June 30
	2017	2016

Vending machines - new	$793,559	$4,449,950
Vending machines - used	46,750	282,887
Micro markets - new	-	213,500
Franchise fees	118,011	682,145
Frozen yogurt robots	23,997,780	2,427,500
Other	86,750	7,000
	$25,042,850	$8,062,982

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at June 30, 2017 and 2016. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At June 30, 2017, bank balances, per our bank, exceeding federally insured limits totaled $1,501,328. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer. At June 30, 2017 and 2016, the Company had $1,500 and $208,767, respectively maintained in escrow accounts for these purposes.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $198,710 and $160,647 at June 30, 2017 and 2016, respectively.

Inventories and deferred costs

Inventories consist of vending machines and micro markets held for sale, and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment consists primarily of patents and trademarks and computer and office equipment and software used in our operations. Property and equipment is carried at cost and depreciated using the straight-line method over their estimated useful lives of the individual assets (generally five to seven years and the remaining useful lives of intangibles). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the years ended June 30, 2017 and 2016 totaled $243,416 and $90,071, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the years ended June 30, 2017 and 2016, respectively.

License fee

The Company initially recorded $395,000 related to the exclusive license fee and purchase of frozen yogurt robots from Robofusion, Inc. as a prepaid expense. In connection with the acquisition of the Robofusion intellectual property in December 2016, the Company charged this amount to operations (see Note 10).

Intangible assets

We evaluate the remaining useful life of our intangible assets to determine whether current events and circumstances continue to support their remaining useful life. In addition, all of our intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that an intangible asset is impaired. In the event we were to determine that the carrying value of an intangible asset would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of the fair value of each intangible asset with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss.

Intangible assets consist primarily of patents, trademarks and trade names. Amortization of intangible assets is recorded as amortization expense in the consolidated statements of operations and amortized over the respective useful lives using the straight-line method.

Management makes adjustments to the carrying amount of such intangible assets acquired if they are deemed to be impaired using the methodology for long-lived assets, or when such assets are reduced or terminated.

Deferred rent

We entered into an operating lease for our corporate offices in San Diego, California that contains provisions for future rent increases, leasehold improvement allowances and rent abatements. We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheet. Effective, August 1, 2015, the Company entered into a new seven year lease agreement for its corporate operations and warehouse facilities (see Note 9).

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled $2,289,465 and $1,111,402 for the years ended June 30, 2017 and 2016, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of June 30, 2017 and 2016, and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

ASC 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of June 30, 2017 and 2016, and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2017 and 2016.

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

We account for our share-based compensation as required by the Financial Accounting Standards Board (“FASB”), under authoritative guidance ASC 718 on stock compensation, using the Black Scholes quantitative valuation method. The resulting compensation expense is recognized in the financial statements on a straight-line basis over the vesting period from the date of grant.

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

The Company’s financial instruments consisted of cash, cash in escrow, accounts receivable, accounts payable and accrued liabilities, provision for franchisee rescissions and refunds, accrued personnel expenses, due to related party and notes payable. The estimated fair value of these financial instruments approximate the carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model.

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

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in fair value are recorded in the consolidated statements of operations under other income (expenses).

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as a non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Sholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Net loss per share

Our Company calculates basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options and warrants excluded from earnings per share totaled 7,640,000 and 4,514,448 at June 30, 2017 and 2016, respectively.

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

Recent accounting standards

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company expects to adopt this guidance in fiscal year 2017. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. This guidance is effective for the Company beginning in fiscal year 2018 with early adoption permitted. The Company expects to adopt this guidance retrospectively beginning in fiscal year 2017. Upon adoption, restricted cash will be combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows, and the current presentation of changes in restricted cash within operating and financing activities will be eliminated. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal years ended 2017 and 2016, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments (see note 9) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating each prior reporting period presented in the year of adoption. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees. Currently, these fees are recognized when a machine is installed or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective machines, which we expect will result in a material impact to revenue recognized for franchise fees and renewal fees. The Company does not expect this new guidance to materially impact the recognition of royalty income, or sales of frozen yogurt and other products. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions.

Subsequent events

Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.

Franchise information

Our franchise agreements generally require an initial non-refundable fee per machine of $1,000 to $5,000. New franchisees are generally required to purchase a minimum of ten vending machines or micro markets or three frozen yogurt robots. Initial franchise fees are primarily intended to compensate our Company for granting the right to use our Company’s trademark and tradenames and patents and to offset the costs of finding locations for vending machines, developing training programs and the operating manual. The term of the initial franchise agreement is generally five to ten years. Options to renew the franchise for one or five year terms are available for an additional fee.

Franchise agreements generally also provide for continuing royalty fees that are based on monthly gross revenues of each machine. The royalty fee (generally 6% - 12% of gross revenues) compensates our Company for various advisory services and certain merchant fees that we provide to the franchisee on an on-going basis.

We recorded net agency revenues for the sales of food and beverages in the accompanying statements of operations of $88,826 and $93,933 for the years ended June 30, 2017 and 2016, respectively.

United States franchise statistics for the years ended June 30, 2017 and 2016 are as follows:

FHV franchises in operation as of June 30, 2015	210
New franchises granted	66
Franchises cancelled	(26)
FHV Franchises in operation as of June 30, 2016	250
New franchises granted	-
Franchises cancelled	(22)
FHV franchises in operation as of June 30, 2017	228

Reis and Irvy's franches in operation as of June 30, 2015	0
New franchises granted	28
Franchises cancelled	0
Reis and Irvy's franches in operation as of June 30, 2016	28
New franchises granted	161
Franchises cancelled	-10
179

We operated 3 and 0 frozen yogurt robots, vending machines and micro markets for our own benefit as of June 30, 2017 and 2016, respectively.

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the year ended 2016, the Company paid $87,604 and $69,568 of principal and interest, respectively, under the Notes. During the year ended 2017, the Company paid $115,617 and $34,383 of principal and interest, respectively, under the Notes.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their Notes into shares of the Company’s stock at $.16 per share. Furthermore, on September 18, 2017, the Notes were amended whereby the interest rate was modified to a rate of 20% per annum effective October 1, 2016.

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $193,766 and $106,234, to operations during the years ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, $353,187 and $521,700, respectively were outstanding under the Loan.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share.

On January 20, 2017, the Company executed a loan agreement with Nine Dragons Investments (“Nine Dragons”) for borrowings in an amount not to exceed $300,000. Nine Dragons is an entity affiliated with our Chairman Nick Yates. In connection with the loan agreement, the Company borrowed proceeds aggregating $209,931. The loans bear interest at 10% per annum, are due on December 31, 2017 and are secured by certain assets of the Company, including its intellectual property. Furthermore, the loans are convertible at the option of the holder at $.16 per share. During the year ended June 30, 2017, $209,931 of the Nine Dragons loans were redeemed for cash.

4. Concentrations

Our vending machines and micro markets are supplied by a single manufacturer. Although there are a limited number of manufacturers of vending machines and micro markets, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect our operating results. Additionally, our frozen yogurt robots will be manufactured by one supplier; a change in suppliers could cause a delay in deliveries and possible loss of sales, which could adversely affect our operating results.

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

5. Contingencies

In June 2014, we received an inquiry from the California Department of Business Oversight (“DBO”) related to the sale of 15 franchises that occurred between March 2014 and May 2014. On November 7, 2014, the DBO issued a Stop Order and Citation (“Stop Order”), which prohibits us from selling franchises in the state of California until November 7, 2016. The DBO found that we engaged in offers and sales of franchises in California without registration with respect to the three franchise sales we made in August and September 2012, that the sale of 15 franchises that occurred outside the state of California between March 2014 and May 2014 were made pursuant to a franchise disclosure document that contained omissions of material facts by failing to disclose the DBO’s prior stop order and the statement of charges and notice of intent to enter an order to cease and desist issued by the State of Washington, and that our prior management failed to exercise due diligence with regard to our registration and disclosure obligations and exposed prospective franchisees to unreasonable risk. The DBO also denied our registration application filed in California on October 3, 2013, imposed administrative penalties against us of $37,500, required us to pay attorneys’ fees of $18,200 and required us to again offer rescission and restitution to the 15 franchisees who purchased franchises between March 2014 and May 2014. Nine of the 15 franchisees accepted our offer of rescission and six either denied rescission or failed to respond, and therefore lost their right of rescission due to the elapsed time as stipulated by the DBO. The total rescission payments, aggregating $934,500, were completed by July 2015. As required by the Stop Order, we developed and implemented a compliance program and engaged an independent monitor for the duration of the Stop Order to review and report to the DBO our compliance activities, including compliance with the Stop Order. The independent monitor has issued his final compliance report, and the Stop Order has ended.

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

On May 28, 2014, Slender Vender, LLC, and John Coffin, a former FHV franchisee and its owner (“Plaintiffs”), filed a complaint against FHV and certain of its current and former officers (“Defendants”) alleging violations of the California Franchise Investment Law, fraud, breach of contract, unfair competition, false advertising and violations of the California Labor Code in connection with the sale and purchase of Plaintiffs’ franchises. The complaint sought rescission of the franchise agreement, restitution, unpaid wages, and damages, including compensatory and punitive damages.

On February 6, 2015, the California Labor Code violations were dismissed without leave to amend. In addition, Defendant London was dismissed from the action that same day. Defendants Truong, Rogers, and Ball were later dismissed from the action during trial. On February 20, 2015, Plaintiffs filed a first amended complaint against the remaining defendants alleging causes of action for rescission, fraud, breach of contract, unfair competition, and false advertising.

On September 23, 2016, a jury trial commenced in the action, and the jury found in favor of Plaintiffs. The jury returned a total compensatory damages verdict of $535,091 against all Defendants, and further returned a punitive damages verdict of $140,000 against Yates and $14,000 against Kennedy. The compensatory damages award was later reduced to $295,091 following post-trial motions and stipulation. In addition, following the jury trial, the court awarded Plaintiff attorneys fees of $565,386 against FHV and costs of $29,682 against FHV, Kennedy, Yates, Trotter, and Backer. Judgment was entered on February 21, 2017.

On March 22, 2017, Defendants filed a notice of appeal, and on March 30, 2017, Plaintiff filed a notice of cross-appeal. On June 21, 2017, the parties reached a global settlement.

Despite an initial award of $1.1million, under the terms of the confidential settlement Plaintiff agreed to cause the judgment to be set aside, to withdraw all claims for wage garnishments against any of the Defendants, and to cause the removal of all recorded abstracts of judgment and the removal of any financing statements. The parties agreed to dismiss their appeals and to grant one another full mutual general releases. In exchange, Defendants agreed to pay Plaintiff $500,000, over a 25 month period, as well as a guarantee of $200,000 of securities valued at $1 per share. GNFB has guaranteed the settlement.

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

6. Notes payable

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock, $33,333 was repaid and $9,666 principal remained outstanding. As of June 30, 2017 and 2016, $6,666 of principal remained outstanding under the above notes.

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

At June 30, 2017, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On September 23, 2016, the Company elected to extend the first tranche of $150,000 until September 23, 2017. On January 20, 2017, the Company extended both tranches until December 31, 2017. As part of the extension, the holder was granted conversion rights at $.16 per share. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

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

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as accretion of discount on notes payable over the term of the loan using the effective interest rate method. During the years ended June 30, 2017 and 2016, the Company charged $0 and $120,025, respectively to accretion of discount on notes payable relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the years ended June 30, 2017 and 2016, the Company has recorded a derivative loss of $729,327 and gain of $1,600 respectively. At June 30, 2017 the Company had a derivative liability related to the Promissory Note of $560,006.

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

The conversion terms of the Promissory Note were amended pursuant to a first amendment to Promissory Note, dated October 14, 2015. The adjustable pricing mechanism commencing six months after the Promissory Note issuance date at a 20% discount to the lowest trading price 10 business days prior to conversion was removed. The negative covenants set forth in the subscription agreement were also amended pursuant to a first amendment to subscription agreement, dated October 14, 2015. The modification of an embedded conversion feature is separately accounted for as a derivative before the modification, after the modification or both. Since the bifurcated conversion option is accounted for at fair value both before and after the modification, any changes in the fair value of the conversion option would be reflected in earnings. Furthermore, the Promissory Note was extended for an additional six months from the original maturity.

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

The principal balance of $600,000 plus accrued interest was repaid during the first quarter of Fiscal 2018.

Robofusion note payable

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000. The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share (see Note 10).

Bridge notes payable

On February 28, 2017, the Company executed two short-term bridge notes aggregating $345,000 ($300,000 net of discount). The notes bear interest at 0% per annum and mature on July 28, 2017. In connection with the note issuances, the Company also issued 75,000 shares of the Company’s common stock (Note 7). In connection with the stock issuance and original issue discount, the Company has recorded $102,000 as a debt discount. The discount is being amortized over the life of the loan. The loan was repaid during the first quarter of Fiscal 2018.

As of June 30, 2017 and 2016, notes payable consisted of the following:

	2017	2016
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly.	$334,000	$501,000

$600,000 convertible promissory note, bearing interest at 10% per annum, net of discount on note of $453,793 in 2015.	300,000	600,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly.	250,000	250,000

$2,000,000 Promissory Note, bearing interest at 3.25% per annum. Principal and interest is due quarterly, over a three year period, net of discount of $169,542.	1,850,858	-

$345,000 promissory note, with 0% interest, payable quarterly. The promissory note matures on July 28, 2017.	302,100	-

Other	6,666	6,666
	3,043,624	1,357,666

Less current maturities	(1,710,291)	(1,357,666)

	$1,333,333	$-

Maturities of notes payable, net of discounts, are as follows:

June 30, 2018	$1,710,291	$1,357,666
June 30, 2019	$1,333,333	$-

	$3,043,624	$1,357,666

7. Stockholders’ deficit

On October 1, 2014, Arthur S. Budman was appointed our Chief Executive Officer and Chief Financial Officer. In connection with Mr. Budman's appointment, he was granted 250,000 shares of common stock which vest ratably over a period of one year. Stock-based compensation related to this award is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the years ended June 30, 2017 and 2016, the Company charged $0 and $21,562, respectively to compensation expense in the accompanying consolidated statements of operations.

On August 19, 2015, the Purchaser (Note 6) converted 300,000 warrants into 101,849 share of common stock utilizing the cashless exercise feature. In connection with the warrant exercise, the Company recorded a derivative loss of $10,808 and charged $106,433 to additional paid-in capital.

During Fiscal 2017, two franchisees converted refunds aggregating $193,750 into 968,750 shares of common stock at $.20 per common share. The Company recorded a loss on the conversion of $263,338.

During Fiscal 2017, a note holder converted principal of $167,000 plus accrued interest into 1,325,821 shares of common stock at $.20 per share.

In connection with the issuance of bridge notes payable (Note 6), the Company also issued 75,000 common shares to the note holders.

In connection with the Company’s private placement, we issued 5,285,000 shares of common stock during the year ended June 30, 2017 for proceeds aggregating $2,642,500. Furthermore, subsequent to June 30, 2017, on various dates through September 22, 2017, we issued an additional 3,306,000 shares of common stock for proceeds aggregating $1,653,000.

During the year ended June 30, 2017, the Company issued 2,300,000 options under the 2013 Equity Incentive Plan (Note 8). In connection with the option issuance, the Company charged $401,878 to operations and additional paid-in capital. Additionally, during the year ended June 30, 2017, 215,000 options (162,245 options on a cashless basis) were exercised.

During the year ended June 30, 2016, the Company issued 1,935,000 options under the 2013 Equity Incentive Plan (Note 8). In connection with the option issuance, the Company charged $285,878 to operations and additional paid-in capital. Additionally, during the year ended June 30, 2016, 100,000 options (60,715 options on a cashless basis) were exercised.

8. Stock-based compensation

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by a majority of our shareholders (as determined by shareholdings) on September 4, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan were initially not to exceed in the aggregate 2,600,000 shares of the common stock of our Company. On July 13, 2015, the Company increased the total number of shares that may be issued under the 2013 Plan to 4,000,000. Furthermore, in April 2016, the Company further increased the total number of shares that may be issued under the Plan to 6,000,000.

During the years ended June 30, 2017 and 2016, the Company granted stock options under its 2013 Plan. Stock- based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in operating expense in the accompanying consolidated statement of operations for the years ended June 30, 2017 and 2016. During the years ended June 30, 2017 and 2016, options issued were valued using the Black Scholes method assuming the following:

Expected volatility	133%
Dividend yield	0%
Risk-free interest rate	1.38%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $401,878 and $307,440 for the years ended June 30, 2017, and 2016, respectively.

The following table summarizes the stock option activity for the years ended June 30, 2017 and 2016:

		Years ended June 30, 2017 and 2016
	Options	Weighted Averge Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	1,134,448	$0.372	5.38	$20,420
Granted	1,935,000	$0.171
Exercised	(100,000)	$0.165
Forfeited	(455,000)	$0.405

Outstanding at June 30, 2016	2,514,448	$0.219	5.84	$455,115
Granted	2,300,000	0.270
Exercised	(215,000)	0.210
Forfeited	(479,374)	0.160

Outstanding at June 30, 2017	4,120,074	$0.253	5.67	$2,397,883

Vested at June 30, 2017	2,321,322	$0.228	5.26	$1,467,076
Nonvested at June 30, 2017	1,798,752	$0.200	1.57	$1,185,378

At June 30, 2017, the total estimated unrecognized compensation cost related to non-vested stock options totaled $222,192 which is expected to be recognized over a weighted average period of 14 months. The weighted-average grant date fair value of options granted during the year ended June 30, 2017 was $.270 per share.

Stock Options	Share	Weighted Average Grant-Date Fair Value
Nonvested shares at June 30, 2015	898,334	0.48

Granted	1,935,000	0.171
Vested/Issued	(371,667)	0.502
Forfeited	(455,000)	0.405
Nonvested shares at June 30, 2016	2,006,667	$0.195

Granted	2,300,000	0.271
Vested/Issued	(2,028,541)	0.091
Forfeited	(479,374)	0.160
Nonvested shares at June 30, 2017	1,798,752	0.201

During the year ended June 30, 2017, warrants to purchase 1,520,000 shares at $.50 per share were granted to Robofusion as part of the asset purchase agreement (Note 10). As of June 30, 2017, there were 3,520,000 warrants outstanding, of which 2,000,000 have an exercise price of $.30 per share and 1,520,000 have an exercise price of $.50 per share. The warrants expire five years from the date of grant.

9. Leases

The Company leases corporate and warehouse facilities (the “Facility Leases”) in San Diego aggregating 7,083, square feet. Our corporate offices are located at 9605 Scranton Road, Suite 801, San Diego, California 92121. This Facility Lease commenced in May 2010. The current monthly rental payment, including utilities and operating expenses for the Facility Leases, is approximately $15,922. On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $15,995. Future minimum lease payments under the Company’s Facility Lease is as follows:

2018: $191,492; 2019: $196,928; 2020: $202,554; 2021: $208,377; 2022: $214,403: Thereafter: $17,909 Rent expense totaled $228,714 and $200,944 for the years ended June 30 2017 and 2016, respectively.

10. Intangible intellectual property acquisition

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

RFI previously granted the Company an exclusive license to market RFI's frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's, in the United States and its territories (excluding Puerto Rico) and Canada. The assets acquired pursuant to the Agreement, are substantially all of the assets previously licensed to the Company.

11. Income taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of June 30, 2017 and 2016, the Company had a full valuation allowance on its deferred tax assets.

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2017	2016
Current tax provision (benefit):
Federal	$-	$-
State	4,800	4,800
	4,800	4,800

Deferred tax provision (benefit):
Federal	-	-
State	-	-
	-	-

Total provision for income taxes	$4,800	$4,800

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes to the recognized income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows for the years ended June 30, 2017 and 2016:

	Jun-17	Jun-16
Expected tax at 34%	$(3,830,044)	$(1,728,509)
State income tax, net of federal tax	(537,880)	(200,963)
Change in valuation allowance	4,097,830	1,537,285
Non deductible expenses	181,491	175,953
Other	93,403	221,034

Provision (Benefit) for income taxes	$4,800	$4,800

Significant components of deferred tax assets and liabilities are shown below:

	June 30, 2017	June 30, 2016
Deferred tax assets (liabilities)

Net Operating Loss	6,958,598	3,681,820
Accruals	566,470	152,242
Compensation	287,609	180,373
Inventory	19,917	19,917
State Tax	2,176	2,467
Bad Debt Reserve	79,155	63,993
Revenue	229,451	63,932
Contributions	2,083	7,681
Other	18,901	-

Total gross deferred tax assets	8,164,360	4,172,425
Valuation allowance	(8,208,126)	(4,101,075)
Net deferred tax assets	(43,766)	71,350

Total deferred tax liabilities
Property and Equipment	103,585	(10,120)
Other	(59,819)	(61,230)

	43,766	(71,350)

Totals	-	-

During the years ended June 30, 2017 and 2016, the valuation allowance increased 4,107,051 and $1,428,305, respectively. At June 30, 2017, the Company had federal and state net operatng carryforwards of approximately $17,695,938. The federal and state loss carryforwards begin to expire in 2031 unless previously utilized. Our tax returns for the years 2013 - 2016 are open for examination by the taxing authorities.

Utilization of the NOL carryforwards may be subject to an annual limitation due to ownership change limitations that may have occurred or could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 5 percentage points of the outstanding stock of a company by certain shareholders.

12. Subsequent events

Subsequent to June 30, 2017, the Company’s Board of Directors granted 97,500 options to employees of the Company at exercise prices ranging from $0.88 - $.97 per share.

As a result of our focus on Reis & Irvy’s, we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

On various dates from July 1, 2017 through September 22, 2017, the company issued an additional 3,306,000 shares of common stock for aggregate proceeds of $1,653,000.

On various dates subsequent to June 30, 2017 through September 22, 2017, the Company redeemed the principal balance on various loans aggregating $623,500.

