Form 10-Q
period 2017-09-30
Generation NEXT Franchise Brands, Inc.
filed 2017-11-14
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

858-210-4200

(Registrant’s Telephone Number, Including Area Code)

_______________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of November 8, 2017: 38,948,183.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	June 30, 2017
	(unaudited)	(audited)
Assets

Current assets:
Cash	$1,807,748	$1,751,022
Cash in escrow	255,535	1,500
Accounts receivable, net	14,299,246	12,947,611
Deferred costs	189,490	196,317
Inventories, net	899,209	252,492
Prepaid expenses and other current assets	123,697	305,508

Total current assets	17,574,925	15,454,450

Property and equipment:
Computer hardware and software	148,693	148,693
Leasehold improvements	49,304	22,846
Furniture and fixtures	44,065	44,065
Equipment	125,000	125,000
Intangible intellectual property	2,440,000	2,440,000

Less accumulated depreciation and amortization	(470,901)	(364,791)

Total property and equipment, net	2,336,161	2,415,813

Deposits	32,904	32,904

Total assets	$19,943,990	$17,903,167

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$3,639,613	$2,727,873
Customer advances and deferred revenues	28,489,805	25,042,850
Provision for franchisee rescissions and refunds	2,527,293	2,692,618
Accrued personnel expenses	428,706	391,072
Notes payable, net of discount of $136,713 ($169,542 at June 30, 2017)	1,191,770	1,710,291
Derivative liability	-	560,007
Due to related party, net of discount of $0 ($0 at June 30, 2017)	649,966	649,966
Deferred rent	32,901	19,375

Total current liabilities	36,960,054	33,794,052
Note payable - long term	1,262,183	1,333,333

Commitments and contingencies (Notes 6 and 8)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 38,947,163 outstanding (34,826,646 at June 30, 2017)	38,881	34,825
Additional paid-in capital	9,652,094	6,722,850
Accumulated deficit	(27,969,222)	(23,981,893)

Total stockholders' deficit	(18,278,247)	(17,224,218)

Total liabilities and stockholders' deficit	$19,943,990	$17,903,167

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,
	2017	2016
Revenues:
Vending machine sales, net	$59,082	$1,564,001
Franchise fees	6,145	156,885
Company owned machines	61,726	-
Agency sales (net)	16,040	22,000
Other	75,585	80,161

Total revenue, net	218,578	1,823,047

Cost of revenues	102,990	873,038

Gross margin	115,588	950,009

Operating expenses:
Selling, general and administrative	3,727,975	3,123,578

Loss from operations	(3,612,387)	(2,173,569)

Other income (expense):
Interest expense	(154,939)	(49,854)
Accretion of discount on notes payable	-	(75,000)
Derivative liability income (expense)	(220,003)	191,530

Loss before provision for income taxes	(3,987,329)	(2,106,893)

Provision for income taxes	-	-

Net loss	$(3,987,329)	$(2,106,893)

Net loss per share - basic and diluted	$(0.11)	$(0.08)

Weighted average shares used in computing net loss per share - basic and diluted	37,018,842	27,978,580

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,987,329)	$(2,106,893)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	106,110	9,165
Interest accretion on notes payable	32,829	75,000
(Gain) Loss on derivative liability	220,003	(191,530)
Issuance of common stock to employee	-	-
Stock-based compensation	136,090	85,424
Deferred rent	13,526	2,288
Bad debt expense	32,516	295
Changes in operating assets and liabilities:
Accounts receivable	(1,384,151)	(4,486,149)
Deferred costs	6,827	(15,242)
Inventories	(646,717)	4,879
Prepaid expenses and other assets	181,811	(3,210)
Accounts payable and accrued liabilities	911,740	88,885
Customer advances and deferred revenues	3,446,955	6,519,075
Provision for franchisee rescissions and refunds	(165,325)	481,548
Accrued personnel expenses	37,634	131,252

Cash flows provided by (used in) operating activities	(1,057,481)	594,787

Cash flows from investing activities:
Purchases of property and equipment	(26,458)	-

Cash flows provide by (used in) investing activities	(26,458)	-

Cash flows from financing activities:
Repayments of advances from related party	(622,500)	(284,130)
Proceeds from issuance of common stock for cash	2,017,200	-

Cash flows provided by (used in) financing activities	1,394,700	(284,130)

Change in cash and restricted cash	310,761	310,657

Cash and restricted cash, beginning of period	1,752,522	618,473

Cash and restricted cash, end of period	$2,063,283	$929,130

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$154,939	$49,926
Income taxes	$-	$14,990

See accompanying notes to the unaudited condensed consolidated financial statements.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of business

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc. and referred to herein collectively with its subsidiaries as “we”, the “Company”, “our Company”, or “GNext”) operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC (“FHV LLC”), The Fresh and Healthy Vending Corporation, FHV Acquisition Corp. (“FHV Acquisition”), Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. as a franchisor, direct seller and owner and operator of frozen yogurt Robots, healthy drink and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain. The Company also operates its own frozen yogurt equipment. Effective May 2016, the Company discontinued new franchise sales of its healthy drink and snack vending machines and micro markets. We will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

During fiscal 2017, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of September 30, 2017, we have received approval to sell franchises in a number of U.S. states and Canada and have booked a net 814 units aggregating approximately $30.6 million in deferred revenues, prior to certain offset adjustments, which is included in deferred revenue. As of September 30, 2017, and through the date of this report, the Company has not yet delivered any frozen yogurt vending machines. The Company is in the process of redeveloping the next generation frozen yogurt robot and has spent an aggregate of $2.9 million in research and development expenses through September 30, 2017. The Company will continue to incur additional research and development expenses.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2017 filed on October 2, 2017.

Liquidity and capital resources

For the three months ended September 30, 2017, we had a net loss totaling $3,987,329 with negative cash flows from operations totaling $1,057,481 Our cash balance at September 30, 2017 was $1,807,748. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with franchise rescissions and for research and development expenditures related to our frozen yogurt robots. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sales of our common stock and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Although management believes that it will be able to obtain such financing on terms acceptable to the Company, there can be no assurance that we will be successful.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our current plans include capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots and the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the purchase of Robots for our corporate operations.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, FHV LLC, The Fresh and Healthy Vending Corporation, FHV Acquisition Corp., Reis & Irvy’s, Inc., 19 Degrees, Inc. and Generation Next Vending Robots, Inc. All significant intercompany accounts and transactions are eliminated.

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

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees. There are no franchise fees charged beyond the initial first year franchise fee. We receive ongoing fees of either franchisees’ gross revenues or gross margins on vending machine and micro market sales as well as commissions on franchisee purchases from our national food distributor. We have not yet recognized any revenues from the Reis & Irvy's franchises as of September 30, 2017.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company records the amount of a franchise sale, machines and franchise fees, as deferred revenue until the conditions above have been met. Once the machines are installed, the Company records the corresponding machine and franchise fee as revenue, on a pro rata basis based on the number of machines installed relative to the total machines purchased.

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life. As of September 30, 2017, we had three company-owned frozen yogurt vending robots in operation.

It is not our policy to allow for returns, discounts or warranties to our FHV LLC franchisees. Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement, we may, at our sole discretion, agree to refund or reduce part or all of a franchisee’s payments or commitments to pay. As of September 30, 2017 and June 30, 2017, the Company’s provision for franchisee rescissions and refunds totaled $2,527,293 and $2,692,618, respectively. There are warranties extended by the FHV LLC machine manufacturer and franchisees are responsible for making any required machine repairs. To the extent the machines remain under warranty, our FHV LLC franchisees transact directly with the manufacturer or its distributor. Our R&I franchisees are provided with a one year warranty on parts and are serviced through our third-party contracted provider.

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

A typical three unit franchise contract would include the following:

•	Franchise fee per machine: $5,000

•	Location fee per machine: $2,500

•	Cost per machine: $42,500

•	Total franchise cost: $150,000 ($5,000 X 3 + $2,500 X 3 + 42,500 X 3)

•	Initial payment upon signing contract: $69,000 (100% of franchise fees of $15,000 + 40% of location fees of $7,500 + 40% of machine cost of $127,500)

•	Upon the signing of the contract, the Company records the initial payment of $69,000 to cash, with the remaining contract value of $81,000 to accounts receivable and records the total contract value of $150,000 to deferred revenue.

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements. As of September 30, 2017, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $14,299,246, $189,490 and $28,489,805, respectively. As of June 30, 2017, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $12,947,611, $196,317 and $25,042,850, respectively.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred revenue consisted of the following as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017

Vending machines - new	$604,231	$793,559
Vending machines - used	34,930	46,750
Franchise fees (vending + frozen yogurt)	2,518,716	118,011
Frozen yogurt robots	25,331,928	23,997,780
Other	-	86,750
	$28,489,805	$25,042,850

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. When present, cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at September 30, 2017 and June 30, 2017. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At September 30, 2017, bank balances exceeding federally insured limits aggregated $1,597,655. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer. At September 30, 2017 and June 30, 2017, the Company had $255,535 and $1,500, respectively, maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for customer deposits, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $166,193 and $198,710 at September 30, 2017 and June 30, 2017, respectively.

Inventories and deferred costs

Inventories consist of vending machines and micro markets held for sale, and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and equipment

Property and equipment consists primarily of patents and trademarks and computer and office equipment, and software used in our operations. Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years and the remaining useful lives of intangibles). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 totaled $106,110 and $9,165, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the three months ended September 30, 2017 and 2016, respectively.

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

Deferred rent

We entered into an operating lease for our corporate offices in San Diego, California that contains provisions for future rent increases, leasehold improvement allowances and rent abatements. We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheet. Effective, August 1, 2015, the Company entered into a new seven year lease agreement for its corporate operations and warehouse facilities (see Note 8).

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled $790,031 and $491,873 for the three months ended September 30, 2017 and 2016, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of September 30, 2017 and June 30, 2017, respectively and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of September 30, 2017 and June 30, 2017, respectively and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the three months ended September 30, 2017 and 2016.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We account for our share-based compensation as required by the Financial Accounting Standards Board (“FASB”), under authoritative guidance ASC 718 on stock compensation, using the Black-Scholes quantitative valuation method. The resulting compensation expense is recognized in the condensed consolidated financial statements on a straight-line basis over the vesting period from the date of grant.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivatives and Hedging

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

Net loss per share

Our Company calculates basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options and warrants excluded from earnings per share totaled 7,545,699 and 4,864,488 at September 30, 2017 and 2016, respectively.

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

Additionally, our Company is subject to certain state reviews of our Franchise Disclosure Document. Such state reviews could lead to our Company being fined or prohibited from entering into franchise agreements with the reviewing state.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent accounting standards

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. This guidance is effective for the Company beginning in fiscal year 2018 with early adoption permitted. The Company adopted this guidance retrospectively beginning in fiscal year 2017. Upon adoption, restricted cash will be combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows, and the current presentation of changes in restricted cash within operating and financing activities will be eliminated. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the three months ended September 30, 2017 and June 30, 2016, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments (see Note 8) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in fiscal year ending June 30, 2019. The Company intends to adopt this new guidance in fiscal year 2019 using the full retrospective transition method, which will result in restating each prior reporting period presented in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance of accumulated deficit as of the first day of fiscal year 2019 (July 1, 2018), the earliest period presented. Based on the expected impacts described below, the Company expects such cumulative effect adjustment to be material to the opening balance of accumulated deficit.

The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees. Currently, these fees are generally recognized upfront upon either installation of the frozen yogurt robot or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective robot, which we expect will result in a material impact to revenue recognized for initial franchise fees and renewal franchise fees.

Though the majority of the assessment phase is complete, the Company continues to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on accounting policies and related disclosures. Additionally, the Company is in the process of implementing new accounting systems, business processes, and internal controls related to revenue recognition to assist in the application of the new guidance.

Subsequent events

Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.

3. Notes payable

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company’s share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation (“FHV CAL”), a director of our Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International’s common stock, $33,333 was repaid and $9,666 principal remained outstanding. As of September 30, 2017 and June 30, 2017, $6,666 of principal remained outstanding under the above notes.

Senior secured promissory notes

On February 25, 2014, we issued Senior Secured Promissory Notes (the “Initial Notes”) to three investors in exchange for cash totaling $501,000. The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan. The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the “Additional Notes”) which would have the same seniority and security rights. The Initial Notes are secured by substantially all assets of the Company. On September 23, 2014, the holders of the Company’s Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016, and on March 15, 2016, the Notes were further extended to September 30, 2016. The notes aggregating $334,000 have been further extended to December 31, 2017 and $167,000 of the notes, plus accrued interest, were converted to common stock at $.16 per share on January 20, 2017. The remaining outstanding notes, aggregating $334,000, have been granted conversion rights at $.16 per share. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financing and security agreement

On September 23, 2014, the Company entered into a Financing and Security Agreement (the “Financing Agreement”) whereby the Company may be able to borrow up to $1.5 million through the issuance of convertible secured debt. The principal terms of the Financing Agreement are as follows:

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

•

The lender may at its discretion convert any outstanding principal under any of the tranches into shares of the Company’s common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the notice of conversion, but in no event at a conversion price lower than $1.28 per share.

•

On the due date, or the extended due date, the Company may at its discretion convert up to one-half of the outstanding principal into shares of common stock. The conversion price is 85% of the average closing prices for the 15 trading days prior to the due date or extended due date, whichever may be applicable.

•	Borrowings are secured by the Company-owned micro markets.

At September 30, 2017, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On September 23, 2016, the Company elected to extend the first tranche of $150,000 until September 23, 2017. On January 20, 2017, the Company extended both tranches until December 31, 2017. As part of the extension, the holder was granted conversion rights at $.16 per share. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as accretion of discount on notes payable over the term of the loan using the effective interest rate method. During the three months ended September 30, 2017 and 2016, the Company charged $20,400 and $75,000, respectively to accretion of discount on notes payable relating to the discount on the Promissory Note. The derivative liability is revalued each period. During the three months ended September 30, 2017 and 2016, the Company has recorded a derivative loss of $220,003 and gain of $191,530 respectively. At September 30, 2017 the Company had a derivative liability related to the Promissory Note of $0.

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

The principal balance of $600,000 plus accrued interest was repaid during the first quarter of Fiscal 2018. Furthermore, on August 21, 2017 the holder of $120,000 of the Promissory Note decided to convert the debt to equity. Consequently, the $120,000 was converted into 400,000 common shares of stock.

Robofusion note payable

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). Pursuant to the Agreement, the Company will provide RFI a cash payment of $440,000, payable in two equal installments, the first of which was paid at the Closing, and shall be reduced by the closing payments made by the Company to the third parties in the amounts as set forth in the Agreement and the second on the one (1) month anniversary of the Closing Date. The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share (see Note 10).

Bridge notes payable

On February 28, 2017, the Company executed two short-term bridge notes aggregating $345,000 ($300,000 net of discount). The notes bear interest at 0% per annum and mature on July 28, 2017. In connection with the note issuances, the Company also issued 75,000 shares of the Company’s common stock (Note 7). In connection with the stock issuance and original issue discount, the Company has recorded $102,000 as a debt discount. The discount is being amortized over the life of the loan. The loan was repaid during the quarter ended September 30, 2017.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2017	June 30, 2017
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on December 31, 2017 and have conversion rights at $.16 per share.	$334,000	$334,000

$600,000 convertible promissory note, bearing interest at 10% per annum. The note is convertible at $.30 per share and is due on June 30, 2017	-	300,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures on December 31, 2017 and has conversion rights at $.16 per share.	250,000	250,000

$2,000,000 Promissory Note, bearing interest at 3.25% per annum. Principal and interest is due quarterly, over a 3 year period, net of discount of $136,713.	1,863,287	1,850,858

$345,000 promissory note, with 0% interest, payable quarterly. The promissory note matured on July 28, 2017	-	302,100

Other	6,666	6,666
	2,453,953	3,043,624

Less current maturities	(1,191,770)	(1,710,291)

	$1,262,183	$1,333,333

Maturities of notes payable, net of discounts, are as follows:

June 30, 2018	$1,191,770
June 30, 2019	$620,879
June 30, 2020	$641,304

	$2,453,953

4. Concentrations

Our vending machines, micro markets and frozen yogurt robots are each supplied by a single manufacturer. Although there are a limited number of manufacturers, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect our operating results.

Our FHV LLC vending food products are primarily supplied by one national distributor. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by our franchise network, we believe that other distributors could provide similar products on comparable terms. The Company, and its franchisees, also use supplemental suppliers for their product selections, in addition to the national distributor. A change in suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect our operating results. We anticipate that our frozen yogurt consumables will be supplied by several distributors, based on geographical location. However, there may be only one supplier in each geographic location. A change in suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect our operating results.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2017, the Company granted stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016. During the three months ended September 30, 2017 and 2016, options issued were valued using the Black Scholes method assuming the following:

2017
Expected volatility	132%
Dividend yield	0%
Risk-free interest rate	1.62%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company’s stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $136,090 and $85,424 during the three months ended September 30, 2017 and 2016, respectively.

The following table summarizes the stock option activity under the 2013 Plan through September 30, 2017:

	Options	Weighted Average Exercise Price

Outstanding at June 30, 2017	4,120,074	$0.253
Granted	97,500	0.947
Exercised	(79,375)	0.204
Forfeited	(112,500)	0.210

Outstanding at September 30, 2017	4,025,699	$0.272

Of the 97,500 options granted during the three months ended September 30, 2017, all were granted to employees and consultants of the Company. Options are granted at the fair market value on the date of grant.

At September 30, 2017, the outstanding options had an average remaining expected life of 5.17 years. Furthermore, at September 30, 2017, 2,579,447 options were exercisable at a weighted average exercise price of $.234.

On January 20, 2017, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 5,000,000 and 500,000, respectively to its Chairman and CEO. The options vest 50% upon the delivery of 400 frozen yogurt robots or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 frozen yogurt robots or achieving cumulative revenue of $30 million.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On May 28, 2014, Slender Vender, LLC, and John Coffin, a former FHV franchisee and its owner (“Plaintiffs”), filed a complaint against FHV LLC and certain of its current and former officers (“Defendants”) alleging violations of the California Franchise Investment Law, fraud, breach of contract, unfair competition, false advertising and violations of the California Labor Code in connection with the sale and purchase of Plaintiffs’ franchises. The complaint sought rescission of the franchise agreement, restitution, unpaid wages, and damages, including compensatory and punitive damages.

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

Despite an initial award of $1.1million, under the terms of the confidential settlement Plaintiff agreed to cause the judgment to be set aside, to withdraw all claims for wage garnishments against any of the Defendants, and to cause the removal of all recorded abstracts of judgment and the removal of any financing statements. The parties agreed to dismiss their appeals and to grant one another full mutual general releases. In exchange, Defendants agreed to pay Plaintiff $500,000, over a 25 month period, as well as a guarantee of $200,000 of securities valued at $1 per share. GNFB has guaranteed the settlement

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is also subject to normal and routine litigation and other legal actions by current or former franchisees, employees, and vendors. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Although we currently believe that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible they could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

7. Stockholders’ deficit

During the quarter ended March 31, 2016, two franchisees converted refunds aggregating $193,750 into 968,750 shares of common stock at $.20 per common share. The Company recorded a loss on the conversion of $263,338.

During the quarter ended March 31, 2017, a note holder converted principal of $167,000 plus accrued interest into 1,325,821 shares of common stock at $.16 per share.

In connection with the issuance of bridge notes payable (Note 3), the Company also issued 75,000 common shares to the note holders.

We issued 4,120,517 shares of common stock during the quarter ended September 30, 2017 for proceeds aggregating $2,017,200.

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

2018: $143,949; 2019: $196,928; 2020: $202,554; 2021: $208,377; 2022: $214,403: Thereafter: $17,909. Rent expense totaled $47,544 and $44,733 for the three months ended September 30, 2017 and 2016, respectively.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company’s franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the three months ended September 30, 2017 and 2016, the Company paid $0 and $150,000 of principal and interest, respectively, under the Notes.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their notes into shares of the Company’s stock at $.16 per share. Furthermore, on September 22, 2017 the Company agreed to modify the interest rate on the Notes to 20% per annum.

On January 13, 2015, the Company’s Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the “Loan”), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $0 and $75,000, respectively to operations during the three months ended September 30, 2017 and 2016. As of September 30, 2017 and June 30, 2017, $353,187 and $353,187, respectively were outstanding under the Loan.

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

10. Intangible intellectual property acquisition

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

RFI previously granted the Company an exclusive license to market RFI’s frozen yogurt vending kiosks/cubes, using RFI’s trademarked name of Reis & Irvy’s, in the United States and its territories (excluding Puerto Rico) and Canada. The assets acquired pursuant to the Agreement, are substantially all of the assets previously licensed to the Company.

11. Subsequent events

As a result of our focus on Reis & Irvy’s, we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

On various dates from October 1, 2017 through November 8, 2017, the Company issued an additional 1,580,000 shares of common stock for aggregate proceeds of $790,000.

On various dates subsequent to June 30, 2017 through September 08, 2017, the Company redeemed the principal balance on various loans aggregating $105,348.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by “we,” “our” or “us”). These statements are often identified by the use of words such as “may,” “strive,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2017.

We caution the reader to carefully consider such factors. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Description of Business

Discussions with respect to our Company’s operations included herein refer to our operating subsidiaries, Fresh Healthy Vending LLC (“FHV LLC”), The Fresh and Healthy Vending Corporation (“FHV Corp”), Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. (“19 Degrees”) and Generation NEXT Vending Robots, Inc. Effective as of July 19, 2013 our Company acquired all assets of FHV Holdings Corp (“FHV Cal”) which included FHV LLC in a transaction (the “Acquisition”) accounted for as an asset acquisition. With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV LLC, FHV Corp., R&I, 19 Degrees and Generation NEXT Vending Robots, Inc. Information with respect to our Company’s operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the year ended June 30, 2014 filed on Form 10-K on September 29, 2014.

We are a public company listed under the symbol “VEND”.

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

During fiscal 2016, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of September, 2017, we have received approval to sell franchises in a number of U.S. states and Canada and have booked a net 814 units aggregating $30.6 million, prior to certain offset adjustments, which is included in deferred revenues. As of September 30, 2017, and through the date of this report, the Company has not yet delivered any frozen yogurt vending machines. The Company is in the process of redeveloping the next generation frozen yogurt robot and has spent an aggregate of $2.9 million in research and development expenses through September 30, 2017. The Company will continue to incur additional research and development expenses until at least December 2017 and beyond.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI a cash payment of $440,000. The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances.

As mentioned above, we will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

Frozen Yogurt Robots

We are in the process of manufacturing a state-of-the-art frozen yogurt vending machine robot that is a completely unique vending machine and entertainment experience. The robot contains both a cash and cashless vending platform that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines. Our vending standards are UL (“Underwriters Laboratories”) and NSF (“National Sanitation Foundation”) certified, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless technology provides the highest level of data and network compliance while ensuring complete transparency. As a result, we generally handle little if any cash in the process. All transactions are managed by third parties to facilitate compliance with local and national laws and regulations.

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

The micro market is a self-checkout kiosk that contains a similar portfolio of fresh, organic and all-natural snacks and drinks. The micro market also provides fresh full meal options such as salads, sandwiches, and wraps. The micro market is designed for implementation in corporate environments, hotel lobbies, auto dealerships and other retail environment.

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

•

We focus on healthier food included in school and other health-conscious vending locations, and those locations with high transient foot traffic for our frozen yogurt robots, including hospitals, amusement parks, and other entertainment venues. Federal guidelines have been established that aim to counter youth obesity while improving student nutrition, such rules work to discourage our competitors’ fare to be marketed to schools. According to Ned Monroe, senior vice-president for government affairs for the National Automatic Merchandising Association, “There were fewer and fewer operators handling school accounts because it was a tough process to find products that met the patchwork of school guidelines.” In fact, “the trade group estimates that just 10 percent of its vending operator members sell in schools now, down from about 25 percent a decade ago.

•

We outsource non-core functions to third-party vendors. Outsourced services include: machine manufacturing, transport, location set-up, maintenance, inventory, food management and ordering, payment processing, and cash management. This has historically allowed us to focus more of our financial resources to investing in new services.

Our Principal Suppliers

The Company currently purchases substantially all of its vending machines as needed from a sole supplier, Automated Merchandising Systems Inc. (“AMS”), or its designated distributor. The Company currently purchases all of its frozen yogurt vending kiosks from a sole supplier, Flex, Ltd. (“Flex”). We believe that our relationship with each of AMS and Flex is excellent, and likely to continue. In our view, the loss of our relationship with either AMS or Flex, should it occur, may result in short term disruptions not likely to be material. The Company has identified at least four other suppliers with comparable vending equipment and two other suppliers with comparable abilities to manufacture frozen yogurt vending kiosks. The Company also purchases its micro markets from a single manufacturer and believes the loss of its supplier may result in short term disruptions not likely to be material.

Additionally, primarily on behalf of our FHV LLC franchisees, the Company has negotiated discounts with a product distribution chain, United Natural Foods, Inc. (“UNFI”). We believe that our relationship with UNFI is excellent, and likely to continue. In our view, the loss of our relationship with UNFI, should it occur, may result in short-term disruptions not likely to be material. The Company has identified several other suppliers that stock the same or comparable products. Furthermore, our franchisees are able to purchase directly from UNFI, however, without our negotiated discount.

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

Our Employees

We had approximately 52 full-time employees as of September 30, 2017.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended September 30, 2017 compared to three months September 30, 2016

Revenues

We had revenues of $218,578 for the three months ended September 30, 2017, compared to revenues of $1,823,047 for the three months ended September 30, 2016. This represented a decrease of $1,604,469 or 88.0%. Our revenues decreased largely due to a decrease in the number of machines that were installed, offset by an increase in Company-owned machine revenue. The decrease in machines installed was largely due to the discontinuation of Fresh Healthy Vending franchise sales. As of May 2016, the Company has discontinued sales of FHV LLC franchises and has instead focused its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise. We will continue however, to support our existing FHV LLC franchises.

Cost of revenues

Cost of revenues was $102,990 during the three months ended September 30, 2017, compared to $873,038 during the three months ended September 30, 2016. This represents a decrease of $770,048 or 88.2%. The decrease is consistent with and primarily due to the decrease in machines installed for the quarter.

Gross margin

Gross margin for the three months ended September 30, 2017 was $115,588 compared to $950,009 for the corresponding period ending September 30, 2016, representing a decrease of $834,421 or 87.8%.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 of $3,727,975 represents an increase of $604,397 from the $3,123,578 in the three months ended September 30, 2016. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $1,153,784 for the three months ended September 30, 2017 represent an increase of $100,157 or 9.5% from the $1,053,627 in the three months ended September 30, 2016. The increase was primarily attributable to an increase in personnel and commissions during the period.

Marketing and advertising expenses increased $298,158 to $790,031 for the three months ended September 30, 2017 compared to $491,873 for the three months ended September 30, 2016. The increase of 60.6%, was primarily attributable to an increase in national radio advertising and Internet marketing for the Reis & Irvy’s franchise.

Research and development expenses increased $837,080 from $64,327 in the prior period. The increase was directly related to research and development expenses associated with the next generation frozen yogurt robot.

Depreciation and amortization expense increased $96,945 to $106,110 during the three months ended September 30, 2017 from $9,165 during the three months ended September 30, 2016. The increase was primarily attributable to the acquisition of intangible intellectual property from Robofusion.

Stock compensation expense increased $50,666 to $136,090 during the three months ended September 30, 2017 from $85,424 during the three months ended September 30, 2016. The increase was primarily attributable to additional grants of stock options and additional compensation expense related to a higher stock price.

Provision for legal settlement decreased 774,044 or 88.6% from 873,704 during the three months ended September 30, 2016 to $99,660 during the three months ended September 30, 2017. The decrease was primarily attributable to a reduction in legal matters.

Provision for income taxes

During the three months ended September 30, 2017 and 2016, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $3,987,329 during the three months ended September 30, 2017 compared to a net loss of $2,106,893 for the three months ended September 30, 2016. The increase in net loss resulted from decreased revenues, increased selling, general and administrative expenses and increased other expenses.

Basic net loss per share during the three months ended September 30, 2017 and 2016 was $0.11 and $0.08, respectively.

Liquidity and Capital Resources

For the three months ended September 30, 2017 we had a net loss totaling $3,987,329 with negative cash flows from operations totaling $1,057,481. Our cash balance at September 30, 2017 was $1,807,748. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions and for research and development expenditures related to our frozen yogurt robots. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and March 2017 and beyond and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

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

As of September 30, 2017, the Company had $334,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement $353,000 outstanding under a loan agreement with its Chairman, approximately $297,000 under two Secured Promissory Notes and $2 million under a loan related to the Robofusion acquisition.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at September 30, 2017.

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

•	It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of September 30, 2017 and June 30, 2017, the Company’s provision for franchisee rescissions and refunds totaled $2,527,293 and $2,692,618, respectively. There are warranties extended by the FHV LLC machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our FHV LLC franchisees transact directly with the manufacturer or its distributor. Our R&I franchisees are provided with a one year warranty on parts and are serviced through our third-party contracted provider.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2017.

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

In connection with management’s assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of September 30, 2017. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework - 1992”). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework. Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of September 30, 2017. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Despite an initial award of $1.1 million, under the terms of the confidential settlement Plaintiff agreed to cause the judgment to be set aside, to withdraw all claims for wage garnishments against any of the Defendants, and to cause the removal of all recorded abstracts of judgment and the removal of any financing statements. The parties agreed to dismiss their appeals and to grant one another full mutual general releases. In exchange, Defendants agreed to pay Plaintiff $500,000, over a 25 month period, as well as a guarantee of $200,000 of securities valued at $1 per share. GNFB has guaranteed the settlement.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Current Report on Form 10-K filed on October 2, 2017, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2017, the Company issued 4,120,517 shares aggregating $2,017,200. Subsequent to September 30, 2017 and through November 6, 2017, the Company issued an additional 1,580,000 shares aggregating $790,000.

In instances where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D. The parties who received the securities in such instances made representations that such party (a) is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) has knowledge and experience in financial and business matters such that the purchaser is capable of evaluating the merits and risks of an investment in us, (d) had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances where we indicate that we relied upon Section 4(a)(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees, each of whom was deemed in our view to be an “accredited investor” within the meaning of federal securities laws; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the securities were not broken down into smaller denominations.

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

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: November 14, 2017	By:	/s/ Arthur S. Budman
Arthur S. Budman
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

