Form 10-Q
period 2017-12-31
Generation NEXT Franchise Brands, Inc.
filed 2018-02-14
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55164

GENERATION NEXT FRANCHISE BRANDS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	45-2511250
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2620 Financial Court, Suite 100, San Diego, California 92117

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of February 12, 2018: 44,677,335.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2017 (unaudited)	June 30, 2017 (audited)
Assets
Current assets:
Cash	$1,629,011	$1,751,022
Restricted cash	1,352,778	1,500
Accounts receivable, net	15,289,204	12,947,611
Deferred costs	208,415	196,317
Inventories, net	772,054	252,492
Prepaid expenses and other current assets	121,466	305,508

Total current assets	19,372,928	15,454,450

Property and equipment, at cost:
Equipment	144,338	125,000
Computer hardware and software	148,693	148,693
Leasehold improvements	59,987	22,846
Furniture and fixtures	44,065	44,065
Intangible intellectual property	2,440,000	2,440,000

Less accumulated depreciation and amortization	(581,475)	(364,791)

	2,255,608	2,415,813

Deposits	32,904	32,904

Total assets	$21,661,440	$17,903,167

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$3,121,040	$2,727,873
Customer advances and deferred revenues	32,758,392	25,042,850
Provision for franchisee rescissions and refunds	2,506,230	2,692,618
Accrued personnel expenses	415,298	391,072
Notes payable, net of discount of $41,428	1,351,922	1,710,291
Derivative liability	-	560,007
Due to related party	627,951	649,966
Deferred rent	33,447	19,375

Total current liabilities	40,814,280	33,794,052
Notes payable - long term, net of discount of $82,856	955,111	1,333,333

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 42,645,148 outstanding (34,826,646 at June 30, 2017)	42,579	34,825
Additional paid-in capital	11,606,247	6,722,850
Accumulated deficit	(31,756,777)	(23,981,893)

Total stockholders' deficit	(20,107,951)	(17,224,218)

Total liabilities and stockholders' deficit	$21,661,440	$17,903,167

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Revenues:
Vending machine sales, net	$35,457	$988,921	$94,539	$2,552,922
Franchise fees	1,150	88,690	7,295	245,575
Company owned machine sales	34,274	23,613	96,000	23,613
Agency sales, net	16,298	23,181	32,338	45,182
Other	80,455	98,546	156,040	178,706

Total revenue, net	167,634	1,222,951	386,212	3,045,998

Cost of revenues	60,616	584,323	163,606	1,457,362

Gross margin	107,018	638,628	222,606	1,588,636

Operating expenses:
Selling, general and administrative	3,782,810	3,150,549	7,510,785	6,274,127

Loss from operations	(3,675,792)	(2,511,921)	(7,288,179)	(4,685,491)

Other expenses:
Interest expense	(111,763)	(48,031)	(266,702)	(97,885)
Accretion of discount on notes payable	-	(75,000)	-	(150,000)
Derivative liability expense	-	(388,558)	(220,003)	(197,028)

Loss before provision for income taxes	(3,787,555)	(3,023,510)	(7,774,884)	(5,130,404)

Provision for income taxes	-	-	-	-

Net loss	$(3,787,555)	$(3,023,510)	$(7,774,884)	$(5,130,404)

Net loss per share - basic and diluted	(0.09)	$(0.11)	(0.21)	$(0.18)

Weighted average shares used in computing net
loss per share - basic and diluted	40,565,591	27,978,580	37,748,979	27,978,580

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,774,884)	$(5,130,404)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	216,684	20,990
Interest accretion on notes payable	45,258	150,000
Loss on derivative liability	220,003	197,028
Stock-based compensation	280,329	134,127
Deferred rent	14,072	4,151
Bad debt expense	(24,699)	295
Changes in operating assets and liabilities:
Accounts receivable	(2,316,894)	(7,219,724)
Deferred costs	(12,098)	(19,752)
Inventories	(519,562)	76,625
Prepaid expenses and other assets	184,042	401,222
Accounts payable and accrued liabilities	393,167	1,390,085
Customer advances and deferred revenues	7,715,542	10,471,357
Provision for franchisee rescissions and refunds	24,226	278,111
Accrued personnel expenses	(186,388)	44,851

Cash flows provided by (used in) operating activities	(1,741,202)	798,962

Cash flows from investing activities:
Purchases of property and equipment	(56,479)	(566,028)

Cash flows used in investing activities	(56,479)	(566,028)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	3,830,812	-
Payments of notes payable to related party	(803,864)	(284,130)

Cash flows provided by (used in) financing activities	3,026,948	(284,130)

Change in cash and restricted cash	1,229,267	(51,196)

Cash and restricted cash, beginning of period	1,752,522	618,473

Cash and restricted cash, end of period	$2,981,789	$567,277

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$121,924	$50,303
Income taxes	$-	$31,608

Supplemental disclosure of non-cash investing and financing activities:
Note payable issued for purchase of intangible asset	$-	$2,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of business

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc. and referred to herein collectively with its subsidiaries as “we”, the “Company”, “our Company”, or “GNext”) operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC (“FHV LLC”), The Fresh and Healthy Vending Corporation, FHV Acquisition Corp. (“FHV Acquisition”), Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. as a franchisor, direct seller, and owner and operator of frozen yogurt Robots, healthy drink and snack vending machines, and micro markets that feature cashless payment devices and remote monitoring and telemetry software. The Company uses in-house location specialists that are responsible for securing contractual sites for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain. The Company also operates its own frozen yogurt equipment. Effective May 2016, the Company ceased new franchise sales of its healthy drink and snack vending machines and micro markets. We will no longer market our vending machines and micro markets to new franchisees. We will however, continue to service and support our current FHV LLC franchisees.

During fiscal year 2016, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of December 31, 2017, we have received approval to sell franchises in a number of U.S. states and Canada and have booked a net 943 units aggregating approximately $36.9 million in deferred revenues, prior to certain offset adjustments, which is included in deferred revenue. As of December 31, 2017, and through the date of this report, the Company has not yet delivered any frozen yogurt vending machines. We expect to deliver our first robots during the quarter ended June 30, 2018. The Company is in the production phase of the next generation frozen yogurt robot and has spent an aggregate of $3.6 million in research and development expenses through December 31, 2017. The Company will continue to incur additional research and development expenses for the foreseeable future.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off rights of up to $1 million, under certain circumstances.

2. Summary of Significant Accounting Policies

Basis of accounting

The included (a) condensed consolidated balance sheet as of June 30, 2017, which has been derived from audited consolidated financial statements and (b) the unaudited condensed consolidated statements as of December 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q.

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

Liquidity and capital resources

For the six months ended December 31, 2017 we had a net loss totaling $7,774,884 with negative cash flows from operations totaling $1,741,202. Our cash balance at December 31, 2017 was $1,629,011. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions and for research and development expenditures related to our frozen yogurt robots. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and commencing in March 2017 and beyond and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

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

Research and Development Costs

Research and development costs are expensed as incurred. The Company recorded $1,927,630 and $313,299 of costs for the six months ended December 31, 2017 and 2016, respectively.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, FHV LLC, The Fresh and Healthy Vending Corporation, FHV Acquisition Corp., Reis & Irvy’s, Inc., 19 Degrees, Inc., and Generation Next Vending Robots, Inc. All significant intercompany accounts and transactions are eliminated.

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

Related Parties

The Company has been involved in transactions with related parties. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Purchase Commitments

In connection with the sale of robots, the Company has made non-cancellable purchase commitments for certain parts aggregating $7.7 million.

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees. There are no franchise fees charged beyond the initial first year franchise fee. We receive ongoing fees of either franchisees’ gross revenues or gross margins on vending machine and micro market sales as well as commissions on franchisee purchases from our national food distributor. We have not yet recognized any revenues from the Reis & Irvy's franchises as of December 31, 2017.

We recognize revenues and associated costs in connection with franchisees (machines and franchise fees) at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement. We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying consolidated statements of operations as agency sales, net. Currently, all franchisees may order directly from our national distributor and the Company receives a commission of 5% on those purchases. We recognize the commission when earned. The Company recognizes revenue on product sales of company-owned machines when products are purchased; we receive electronic sales records on our company-owned units. We recognize royalty fees as revenue when earned.

For non-cancellable franchise contract agreements, the Company recognizes revenue under the provisions of Accounting Standards Codification (ASC) 606-10-25, Revenue Recognition – Revenue from Contracts with Customers. The Company has opted to early adopt ASC 606.

The Company records the amount of a franchise sale, machines and franchise fees, as deferred revenue until the conditions above have been met. Once the machines are installed, the Company records the corresponding machine and franchise fee as revenue, on a pro rata basis based on the number of machines installed relative to the total machines purchased.

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life. As of December 31, 2017, we had three company-owned frozen yogurt vending robots in operation.

It is not our policy to allow for returns, discounts or warranties to our FHV LLC franchisees. Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement, we may, at our sole discretion, agree to refund or reduce part or all of a franchisee’s payments or commitments to pay. As of December 31, 2017 and June 30, 2017, the Company’s provision for franchisee rescissions and refunds totaled $2,506,230 and $2,692,618, respectively. There are warranties extended by the FHV LLC machine manufacturer and franchisees are responsible for making any required machine repairs. To the extent the machines remain under warranty, our FHV LLC franchisees transact directly with the manufacturer or its distributor. Our R&I franchisees are generally provided with a one year warranty on parts and are serviced through our third-party contracted provider, and in some instances, our R&I franchisees are provided with a five-year parts warranty and a two-year labor warranty on certain non-wearable refrigeration component parts that is passed on from our manufacturer

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Vending Franchise contracts

We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract’s cash consideration (typically 40% of amounts due for vending machines plus 100% of the initial franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon our locating 50% of the sites for the vending machines and micro markets. Certain states require that amounts are not due until the franchisee is ready to commence operations and the Company has met its obligations.

•     A typical ten unit franchise contract would include the following:

•     Franchise fee per machine: $1,250

•     Cost per machine: $10,000

•     Total franchise cost: $112,500 ($1,250 X 10 + $10,000 X 10)

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements. As of December 31, 2017, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of $15,289,204, $208,415 and $32,758,392, respectively. As of June 30, 2017, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling $12,947,611, $196,317 and $25,042,850, respectively (see ASC 606 above).

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred revenue consisted of the following as of December 31, 2017 and June 30, 2017:

	December 31 2017	June 30 2017

Vending machines	$805,219	$840,309
Franchise fees	3,326,066	2,674,261
Frozen yogurt robots	28,627,107	21,441,530
Other	-	86,750
	$32,758,392	$25,042,850

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2017 and June 30, 2017. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At December 31, 2017, bank balances exceeding federally insured limits aggregated $1,453,193. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer and certain parts suppliers. At December 31, 2017 and June 30, 2017, the Company had $1,352,778 and $1,500, respectively, maintained in escrow accounts for this purpose.

Accounts receivable, net

Accounts receivable arise primarily from invoices for franchisee agreements, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated $174,011 and $198,710 at December 31, 2017 and June 30, 2017, respectively.

Inventories and deferred costs

Inventories consist of vending machines and micro markets held for sale, and vending machine parts held for resale, and is valued at the lower of cost or market, with cost determined using the average cost method. Furthermore, inventories consist of inventory prepayments related to frozen yogurt robots.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and equipment

Property and equipment consists primarily of patents and trademarks, computer and office equipment, and software used in our operations. Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years and the remaining useful lives of intangibles). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the three months ended December 31, 2017 and 2016 totaled $110,575 and $11,825, respectively. Depreciation and amortization expense for the six months ended December 31, 2017 and 2016 totaled $216,684 and $20,990, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the three and six months ended December 31, 2017 and 2016, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled $662,538 and $432,704 for the three months ended December 31, 2017 and 2016, respectively. Marketing and advertising expense totaled $1,452,569 and $924,577 for the six months ended December 31, 2017 and 2016, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2017 and June 30, 2017, respectively and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of December 31, 2017 and June 30, 2017, respectively and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the three and six months ended December 31, 2017 and 2016.

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

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company historically used the Black-Sholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of December 31, 2017 all derivative instruments have expired.

Net loss per share

Our Company calculates basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options and warrants excluded from earnings per share totaled 12,769,449 and 6,409,448 at December 31, 2017 and 2016, respectively.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2017 and the standard was applied retrospectively for all periods presented which had no material impact on prior years. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the condensed consolidated statement of cash flows.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the three months ended December 31, 2017 and June 30, 2016, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company elected to early adopt ASU 2015-14 for the reporting year ended June 30, 2017 and it was applicable to new frozen yogurt franchise contracts that were entered during the year ended June 30, 2017 and subsequent periods presented. The Company’sadoption of tASU 2014-09tchanged the timing of recognition of initial franchise fees.. ASU 2014-09 requires these fees to be recognized over the term of the related franchise license for the respective robot, which had a material impact to revenue recognized for initial franchise fees and renewal franchise fees. ASU 2014-09, allows for non-cancellable franchise contract agreements for the Company recognize revenue under the provisions of ASC 606-10-25, Revenue Recognition – Revenue from Contracts with Customers.

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

3. Notes payable

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company’s share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation (“FHV CAL”), a director of our Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International’s common stock, $33,333 was repaid and $9,666 principal remained outstanding. As of December 31, 2017 and June 30, 2017, $6,666 of principal remained outstanding under the above notes.

Senior secured promissory notes

On February 25, 2014, we issued Senior Secured Promissory Notes (the “Initial Notes”) to three investors in exchange for cash totaling $501,000. The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan. The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the “Additional Notes”) which would have the same seniority and security rights. The Initial Notes are secured by substantially all assets of the Company. On September 23, 2014, the holders of the Company’s Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016, and on March 15, 2016, the Notes were further extended to September 30, 2016. The notes aggregating $334,000 have been further extended to December 31, 2018 and $167,000 of the notes, plus accrued interest, were converted to common stock at $.16 per share on January 20, 2017. The remaining outstanding notes, aggregating $334,000, have been granted conversion rights at $.16 per share, the fair market value at the date of the grant. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

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

At December 31, 2017, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On September 23, 2016, the Company elected to extend the first tranche of $150,000 until September 23, 2017. On January 20, 2017, the Company extended both tranches until December 31, 2017 and on December 31, 2017, the tranches were further extended until December 31, 2018. As part of a previous extension, the holder was granted conversion rights at $.16 per share, the fair market value at the date of grant. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as accretion of discount on notes payable over the term of the loan using the effective interest rate method. The derivative liability is revalued each period. During the three months ended September 30, 2017 and 2016, the Company has recorded a derivative loss of $220,003 and gain of $191,530 respectively. There was no derivative gain or loss during the three months ended December 31, 2017.

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

The principal balance of $600,000 plus accrued interest was repaid during the first quarter of Fiscal year 2018. Furthermore, on August 21, 2017 the holder of $120,000 of the Promissory Note decided to convert the debt to equity. Consequently, the $120,000 was converted into 400,000 common shares of stock.

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

Bridge notes payable

On February 28, 2017, the Company executed two short-term bridge notes aggregating $345,000 ($300,000 net of discount). The notes bear interest at 0% per annum and mature on July 28, 2017. In connection with the note issuances, the Company also issued 75,000 shares of the Company’s common stock (Note 7). In connection with the stock issuance and original issue discount, the Company has recorded $102,000 as a debt discount. The discount is being amortized over the life of the loan. The loan was repaid during the six months ended December 31, 2017.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2017	June 30, 2017
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on December 31, 2018 and have conversion rights at $.16 per share.	$334,000	$334,000

$600,000 convertible promissory note, bearing interest at 10% per annum. The note is convertible at $.30 per share and was due on June 30, 2017	-	300,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures on December 31, 2018 and has conversion rights at $.16 per share.	250,000	250,000

$2,000,000 Promissory Note, bearing interest at 3.25% per annum. Principal and interest is due quarterly, over a 3 year period, net of discount of $124,284.	1,716,367	1,850,858

$345,000 promissory note, with 0% interest, payable quarterly. The promissory note matured on July 28, 2017	-	302,100

Other	6,666	6,666
	2,307,033	3,043,624

Less current maturities	(1,351,922)	(1,710,291)

	$955,111	$1,333,333

Maturities of notes payable, net of discounts, are as follows:

June 30, 2018	$485,858	$1,357,666
June 30, 2019	$1,257,100	$-
June 30, 2020	$564,075	$-

	$2,307,033	$1,357,666

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three and six months ended December 31 2017, the Company granted stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2017 and 2016. During the three months ended December 31, 2017, options issued were valued using the Black Scholes method assuming the following:

2017
Expected volatility	131.00%
Dividend yield	0%
Risk-free interest rate	1.98%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company’s stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $144,238 and $48,703 during the three months ended December 31, 2017 and 2016, respectively. Furthermore, we recorded stock-based compensation expense of $280,328 and $134,127 during the six months ended December 31, 2017 and 2016, respectively.

The following table summarizes the stock option activity under the 2013 Plan through December 31, 2017:

	Options	Weighted Average Exercise Price

Outstanding at June 30, 2017	4,120,074	$0.253
Granted	97,500	$0.947
Exercised	(150,625)	$0.183
Forfeited	(466,250)	$0.284

Outstanding at December 31, 2017	3,600,699	$0.271

Of the 97,500 options granted during the six months ended December 31, 2017, all were granted to employees and consultants of the Company. Options are granted at the fair market value on the date of grant.

At December 31, 2017, the outstanding options had an average remaining expected life of 4.88 years. Furthermore, at December 31, 2017, 2,561,324 options were exercisable at a weighted average exercise price of $.230.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Contingencies

Periodically, we are contacted by state franchise regulatory authorities and in some cases have been required to respond to inquiries, or make changes to our franchise disclosure documents or franchise offer and sale practices. Management believes these communications from state regulators and corresponding changes in our franchise disclosure documents and practices are administrative in nature and do not indicate the presence of a loss or probable potential loss.

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

7. Stockholders’ deficit

During the quarter ended March 31, 2017, a note holder converted principal of $167,000 plus accrued interest into 1,325,821 shares of common stock at $.16 per share.

In connection with the issuance of bridge notes payable during fiscal 2017 (Note 3), the Company also issued 75,000 common shares to the note holders.

We issued 7,747,741 shares of common stock during the six months ended December 31, 2017 for proceeds aggregating $3,830,812.

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

2018: $105,013; 2019: $196,928; 2020: $202,554; 2021: $208,377; 2022: $214,403: Thereafter: $17,909. Rent expense totaled $47,544 and $44,733 for the three months ended December 31, 2017 and 2016, respectively. Furthermore, during the six months ended December 31, 2017 and 2016, rent expense totaled $111,179 and $106,039, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their notes into shares of the Company’s stock at $.16 per share. Furthermore, on September 22, 2017, the Company agreed to modify the interest rate on the Notes to 20% per annum. Additionally, on December 31, 2017, Socially Responsible Brands agreed to further extend the maturity date on their notes until December 31, 2018.

On January 13, 2015, the Company’s Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the “Loan”), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $0 and $150,000, respectively to operations during the six months ended December 31, 2017 and 2016. As of December 31, 2017 and June 30, 2017, $331,172 and $353,187, respectively were outstanding under the Loan.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share. Furthermore, on December 31, 2017, Mr. Yates agreed to extend his loans until December 31, 2018.

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

11. Subsequent events

On various dates from January 1, 2018 through February 14, 2018 the Company issued an additional 2,032,187 shares of common stock for aggregate proceeds of $1,016,094.

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

Business

We are a Franchise Development Company and operator of Company-owned vending machines and micro markets that makes healthy eating more convenient through access to high quality healthy foods at high foot traffic destinations. We and our franchisees have over 3,000 vending machines and micro markets primarily offering natural, organic and healthy food and beverage products throughout North America, the Bahamas and Puerto Rico. Our obligations to each franchisee include securing locations for the healthy vending machines they purchase. We offer thousands of healthy food and beverage products through a national distributor and we train each franchisee at our San Diego headquarters. We provide dedicated account management and ongoing customer service to our franchisees. As of March 2016, we have ceased marketing our healthy vending franchises, although we continue to support our ongoing franchisees. Furthermore, we have sold our corporate route and no longer operate our own healthy vending machines.

During fiscal year 2016, we obtained the exclusive rights in the USA (excluding Puerto Rico) and Canada for a new frozen yogurt vending machine robot, branded Reis & Irvy’s. As of December 31, 2017, we have received approval to sell franchises in a number of U.S. states and Canada and have booked a net 943 units aggregating $36.9 million, prior to certain offset adjustments, which is included in deferred revenues. As of December 31, 2017, and through the date of this report, the Company has not yet delivered any frozen yogurt vending machines. we expect to deliver our first robots during the quarter ended June 30, 2018 The Company is in the production phase of the next generation frozen yogurt robot and has spent an aggregate of $3.6 million in research and development expenses through December 31, 2017. The Company will continue to incur additional research and development expenses until at least March 31, 2018 and beyond.

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

The Industry and the Overall Market

We are both a franchisor and operator of vending machines, micro markets, and frozen yogurt robots. In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA’s annual Franchise Business Economic Outlook report (compiled by HIS Global Insight). Upscale vending is taking over as consumers’ palates become more refined and they gravitate toward a health-conscious lifestyle, according to Food Business News. The National Automated Merchandising Association (“NAMA”) estimates the vending market is a $30 billion-a-year industry. NAMA also estimates that 100 million Americans will use one of seven million vending machines each day.

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

Frozen Yogurt Products

For our Frozen Yogurt Robots, we primarily provide access to Dannon’s YoCream products. These products include options of non-dairy, sorbet, tart, no-sugar added, nonfat, and low-fat frozen desserts. YoCream products are available in a wide variety of more than 70 flavors including standard flavors such as more than 5 vanillas and 4 chocolates and trendy flavors such as tarts, fruity sorbets, and seasonal favorites. Dannon YoCream is available to Franchisees across the country and internationally, the product has a 21-day thawed shelf life for minimal waste.

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

Our Employees

We had approximately 44 full-time employees as of December 31, 2017.

Seasonality

We do not expect that our business will experience significant seasonality other than that resulting from vending machine sales within schools.

Three months ended December 31, 2017 compared to three months December 31, 2016

Revenues

We had revenues of $167,634 for the three months ended December 31, 2017, compared to revenues of $1,222,951 for the three months ended December 31, 2016. This represented a decrease of $1,055,317 or 86.3%. Our revenues decreased largely due to a decrease in the number of machines that were installed. The decrease in machines installed was largely due to the discontinuation of Fresh Healthy Vending franchise sales. As of May 2016, the Company has discontinued sales of FHV LLC franchises and has instead focused its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise. We will continue however, to support our existing FHV LLC franchises.

Cost of revenues

Cost of revenues was $60,616 during the three months ended December 31, 2017, compared to $584,323 during the three months ended December 31, 2016. This represents a decrease of $523,707 or 89.6%. The decrease is consistent with and primarily due to the decrease in machines installed for the quarter.

Gross margin

Gross margin for the three months ended December 31, 2017 was $107,018 compared to $638,628 for the corresponding period ending December 31, 2016, representing a decrease of $531,610 or 83.2%.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2017 of $3,782,810 represents an increase of $632,261 from the $3,150,549 in the three months ended December 31, 2016. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $1,154,456 for the three months ended December 31, 2017 represent an increase of $184,974 or 19.1% from the $969,482 in the three months ended December 31, 2016. The increase was primarily attributable to an increase in personnel and commissions during the period.

Marketing and advertising expenses increased $229,834 to $662,538 for the three months ended December 31, 2017 compared to $432,704 for the three months ended December 31, 2016. The increase of 53.1%, was primarily attributable to an increase in national radio advertising and Internet marketing for the Reis & Irvy’s franchise.

Research and development expenses increased $777,250 from $248,973 in the prior period. The increase was directly related to research and development expenses associated with the next generation frozen yogurt robot.

Depreciation and amortization expense increased $98,750 to $110,575 during the three months ended December 31, 2017 from $11,825 during the three months ended December 31, 2016. The increase was primarily attributable to the acquisition of intangible intellectual property from Robofusion.

Professional fees expense decreased 542,448 to $68,453 during the three months ended December 31, 2017 from $610,901 during the three months ended December 31, 2016. The decrease was primarily attributable to the decrease in legal fees during the period.

Stock compensation expense increased $95,535 to $144,238 during the three months ended December 31, 2017 from $48,703 during the three months ended December 31, 2016. The increase was primarily attributable to additional grants of stock options and additional compensation expense related to a higher stock price.

Provision for legal settlement increased 206,498 from 8,802 during the three months ended December 31, 2016 to $215,300 during the three months ended December 31, 2017. The increase was primarily attributable to an increase in legal matters.

Provision for income taxes

During the three months ended December 31, 2017 and 2016, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $3,787,555 during the three months ended December 31, 2017 compared to a net loss of $3,023,511 for the three months ended December 31, 2016. The increase in net loss resulted from decreased revenues, increased selling, general and administrative expenses offset by a decrease in accretion of discount and derivative liability expense..

Basic net loss per share during the three months ended December 31, 2017 and 2016 was $.09 and $0.11 per share, respectively.

Six months ended December 31, 2017 compared to six months December 31, 2016

Revenues

We had revenues of $386,212 for the six months ended December 31, 2017, compared to revenues of $3,045,998 for the six months ended December 31, 2016. This represented a decrease of $2,659,786. Our revenues decreased primarily due to a decrease in the number of machines that were installed. The decrease in machines installed was largely due to the discontinuation of Fresh Healthy Vending franchise sales. As of May 2016, the Company has discontinued sales of FHV LLC franchises and has instead focused its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise. We will continue however, to support our existing FHV LLC franchises.

Cost of revenues

Cost of revenues was $163,606 during the six months ended December 31, 2017, compared to $1,457,362 during the six months ended December 31, 2016. This represents a decrease of $1,293,756. The decrease is consistent with and primarily due to the decrease in machines installed for the quarter.

Gross margin

Gross margin for the six months ended December 31, 2017 was $222,606 compared to $1,588,636 for the corresponding period ending December 31, 2016, representing a decrease of $1,366,030.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2017 of $7,510,785 represents an increase of $1,236,658 from the $6,274,127 in the six months ended December 31, 2016. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of $2,308,240 for the six months ended December 31, 2017 represent an increase of $285,131 or 14.1% from the $2,023,109 in the six months ended December 31, 2016. The increase was primarily attributable to an increase in personnel and commissions during the period.

Marketing and advertising expenses increased $527,992 to $1,452,569 for the six months ended December 31, 2017 compared to $924,577 for the six months ended December 31, 2016. The increase of 57.1%, was primarily attributable to an increase in national radio advertising and Internet marketing for the Reis & Irvy’s franchise.

Research and development expenses increased $1,614,331 from $313,299 in the prior period. The increase was directly related to research and development expenses associated with the next generation frozen yogurt robot.

Depreciation and amortization expense increased $195,694 to $216,684 during the six months ended December 31, 2017 from $20,990 during the six months ended December 31, 2016. The increase was primarily attributable to the acquisition of intangible intellectual property from Robofusion.

Professional fees expense decreased 581,241 to $243,233 during the six months ended December 31, 2017 from $824,474 during the six months ended December 31, 2016. The decrease was primarily attributable to the decrease in legal fees during the period.

Stock compensation expense increased $146,201 to $280,328 during the six months ended December 31, 2017 from $134,127 during the six months ended December 31, 2016. The increase was primarily attributable to additional grants of stock options and additional compensation expense related to a higher stock price.

Provision for legal settlement decreased 567,546 from 882,506 during the six months ended December 31, 2016 to $314,960 during the six months ended December 31, 2017. The decrease was primarily attributable to a decrease in legal matters.

Provision for income taxes

During the six months ended December 31, 2017 and 2016, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was $7,774,884 during the six months ended December 31, 2017 compared to a net loss of $5,130,404 for the six months ended December 31, 2016. The increase in net loss resulted from decreased revenues and increased selling, general and administrative expenses.

Basic net loss per share during the six months ended December 31, 2017 and 2016 was $.21 and $0.18 per share, respectively.

Liquidity and Capital Resources

For the six months ended December 31, 2017 we had a net loss totaling $7,774,884 with negative cash flows from operations totaling $1,741,202. Our cash balance at December 31, 2017 was $1,629,011. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions and for research and development expenditures related to our frozen yogurt robots. As of the filing date of the Form 10-Q, our Company has consumed the vast majority of its available cash, including the cash proceeds from the sale of our common stock received in July of 2013 and March 2017 and beyond and the issuance of several debt instruments. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. Management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

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

As of December 31, 2017, the Company had $334,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, approximately $331,000 outstanding under a loan agreement with its Chairman, approximately $297,000 under two Secured Promissory Notes and approximately $1.84 million under a loan related to the Robofusion acquisition.

Furthermore, in connection with the sale of robots, the Company has made non-cancellable purchase commitments for certain parts aggregating $7.7 million.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at December 31, 2017.

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

•

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of December 31, 2017 and June 30, 2017, the Company’s provision for franchisee rescissions and refunds totaled $2,506,230 and $2,692,618, respectively. There are warranties extended by the FHV LLC machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our FHV LLC franchisees transact directly with the manufacturer or its distributor. Our R&I franchisees are generally provided with a one year warranty on parts, and additional warranties extended by our parts manufacturers and are serviced through our third-party contracted provider.



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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of December 31, 2017.

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

In connection with management’s assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2017. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework - 1992”). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework. Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2017. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are contacted by state franchise regulatory authorities and in some cases have been required to respond to inquiries, or make changes to our franchise disclosure documents or franchise offer and sale practices. Management believes these communications from state regulators and corresponding changes in our franchise disclosure documents and practices are administrative in nature and do not indicate the presence of a loss or probable potential loss.

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

The risks described in our Annual Report on Form 10-K and above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2017, the Company issued 3,627,224 shares aggregating $1,813,612. During the six months ended December 31, 2017, the Company issued 7,747,741 shares aggregating $3,830,812. Subsequent to December 31, 2017 and through February 9, 2018, the Company issued an additional 1,822,000 shares aggregating $911,000.

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

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: February 14, 2018	By:	/s/ Arthur S. Budman
Arthur S. Budman

