Form 10-Q
period 2018-03-31
Generation NEXT Franchise Brands, Inc.
filed 2018-05-15
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of May 14, 2018: 64,629,988.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018 (unaudited)	June 30, 2017 (audited)
Assets
Current assets:
Cash	$5,314,304	$1,751,022
Restricted cash	2,435,932	1,500
Accounts receivable, net of allowance for doubtful accounts	12,599,750	12,947,611
of $174,011 and $198,710, respectively
Stock subscriptions receivable	2,397,384	-
Deferred costs	184,576	196,317
Inventories, net	3,452,646	252,492
Prepaid expenses and other current assets	112,935	305,508

Total current assets	26,497,527	15,454,450

Property and equipment, at cost:
Equipment	147,684	125,000
Computer hardware and software	148,693	148,693
Leasehold improvements	59,987	22,846
Furniture and fixtures	44,065	44,065
Intangible intellectual property	2,440,000	2,440,000

Less accumulated depreciation and amortization	(691,729)	(364,791)

	2,148,700	2,415,813

Deposits	32,904	32,904

Total assets	$28,679,131	$17,903,167

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$3,547,400	$2,727,873
Customer advances and deferred revenues	36,333,350	25,042,850
Provision for franchisee rescissions and refunds	2,994,437	2,692,618
Accrued personnel expenses	738,267	391,072
Notes payable, net of discount of $49,716 and $169,542, respectively	1,190,017	1,710,291
Derivative liability	-	560,007
Due to related party	536,786	649,966
Deferred rent	33,994	19,375

Total current liabilities	45,374,251	33,794,052
Notes payable - long term, net of discount of $62,139 and $0, respectively	962,135	1,333,333

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares
authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares
authorized; 55,849,377 outstanding (34,826,646 at June 30, 2017)	55,848	34,825
Additional paid-in capital	19,052,875	6,722,850
Accumulated deficit	(36,765,978)	(23,981,893)

Total stockholders' deficit	(17,657,255)	(17,224,218)

Total liabilities and stockholders' deficit	$28,679,131	$17,903,167

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
Revenues:
Vending machine sales, net	$70,978	$470,688	$165,517	$3,023,610
Franchise fees	7,045	41,364	14,340	286,939
Company-owned machine sales	25,497	50,543	121,497	74,156
Agency sales, net	14,825	24,527	47,163	69,709
Other	87,407	119,233	243,447	297,939

Total revenue, net	205,752	706,355	591,964	3,752,353

Cost of revenues	115,556	305,133	279,162	1,762,495

Gross margin	90,196	401,222	312,802	1,989,858

Operating expenses:
Personnel	1,551,491	852,493	3,859,731	2,875,602
Marketing	450,405	648,393	1,902,974	1,572,970
Professional fees	76,151	180,030	319,384	1,004,505
Insurance	98,909	70,159	240,569	206,392
Rent	57,625	67,110	168,804	173,148
Depreciation and amortization	110,254	111,232	326,938	132,221
Stock compensation	558,070	162,995	838,398	297,122
Research and development	1,693,769	435,477	3,621,399	748,776
Provision for legal settlement	125,884	775	440,844	883,281
Other	277,014	261,139	791,316	1,169,912

	4,999,572	2,789,803	12,510,357	9,063,929

Loss from operations	(4,909,376)	(2,388,581)	(12,197,555)	(7,074,071)

Other expenses:
Interest expense	(87,396)	(81,744)	(308,840)	(167,200)
Accretion of discount on notes payable	(12,429)	(64,166)	(57,687)	(226,595)
Derivative liability expense	-	(729,327)	(220,003)	(926,356)

Loss before provision for income taxes	(5,009,201)	(3,263,818)	(12,784,085)	(8,394,222)

Provision for income taxes	-	-	-	-

Net loss	$(5,009,201)	$(3,263,818)	$(12,784,085)	$(8,394,222)

Net loss per share - basic and diluted	$(0.11)	$(0.11)	$(0.31)	$(0.30)

Weighted average shares used in computing net
loss per share - basic and diluted	45,773,401	28,994,053	41,123,983	28,312,129

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,784,085)	$(8,394,222)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	326,938	132,221
Interest accretion on notes payable	57,687	226,595
Loss on derivative liability	220,003	926,356
Stock-based compensation	838,398	297,122
Deferred rent	14,619	6,015
Write-off of accounts receivable	67,560	-
Bad debt expense	(24,699)	7,239
Provision for obsolete inventory	100,000	-
Provision for legal settlement	144,000	-
Changes in operating assets and liabilities:
Accounts receivable	305,001	(11,328,498)
Deferred costs	11,741	89,339
Inventories	(3,300,154)	156,831
Prepaid expenses and other assets	192,573	393,201
Accounts payable and accrued liabilities	819,528	1,619,744
Customer advances and deferred revenues	11,290,500	15,476,777
Provision for franchisee rescissions and refunds	301,819	297,614
Accrued personnel expenses	347,195	55,958

Cash flows used in operating activities	(1,071,376)	(37,708)

Cash flows from investing activities:
Purchases of property and equipment	(59,825)	(566,028)

Cash flows used in investing activities	(59,825)	(566,028)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	-	209,931
Payments of notes payable to related party	(113,180)	(334,061)
Payments of notes payable	(949,159)	-
Proceeds from issuance of notes payable	-	300,000
Proceeds from issuance of common stock, net of offering costs	8,191,254	480,000

Cash flows provided by financing activities	7,128,915	655,870

Change in cash and restricted cash	5,997,714	52,134

Cash and restricted cash, beginning of period	1,752,522	406,973

Cash and restricted cash, end of period	$7,750,236	$459,107

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$93,963	$55,082
Income taxes	$-	$34,317

Supplemental disclosure of non-cash investing and financing activities:
Extinguishment of derivative liability	$780,010	$-
Stock subscription receivable	$2,397,384	$-
Cashless exercise of options	$571	$-
Issuance of common stock in lieu of franchise liability and debt payments	$-	$212,131
Note payable issued for purchase of intangible asset	$-	$2,000,000
Issuance of common stock with bridge loan	$-	$57,000

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

During fiscal year 2017, we obtained the exclusive rights in the U.S. and Canada for a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in a number of states in the U.S. and Canada and have booked a net 1,000 units aggregating approximately $41 million in deferred revenues, prior to certain offset adjustments, which is included in deferred revenue. Additionally, the Company has contractual commitments for an additional 2,300 units aggregating $88 million. As of March 31, 2018, and through the date of this report, the Company has not yet delivered any frozen yogurt vending robots. We expect to deliver our first robots during the quarter ended June 30, 2018. The Company is in the production phase of the next generation frozen yogurt robot and has spent an aggregate of $5.1 million in research and development expenses through March 31, 2018. The Company will continue to incur additional research and development expenses for the foreseeable future.

2. Summary of Significant Accounting Policies

Basis of accounting

The included (a) condensed consolidated balance sheet as of June 30, 2017, which has been derived from audited consolidated financial statements and (b) the unaudited condensed consolidated statements as of March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q.

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

Liquidity and capital resources

For the nine months ended March 31, 2018 we had a net loss totaling approximately $12,784,000 with negative cash flows from operations totaling approximately $1,071,000. Our cash balance at March 31, 2018 was approximately $5,314,000. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions and for research and development expenditures related to our frozen yogurt robots. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. During fiscal year 2018 and through the date of this report, the Company raised approximately $15,610,000, net of issuance costs of approximately $1,231,000 through the sale of  28,534,926 shares of common stock. If additional funds are required, management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property) capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of frozen yogurt robots until such time that we may able to prepay for the robots.

Research and Development Costs

Research and development costs are expensed as incurred. For the three months ended March 31, 2018 and 2017, the Company recorded approximately $1,693,000 and $435,000, respectively. For the nine months ended March 31, 2018 and 2017, the Company recorded approximately $3,621,000 and $749,000, respectively.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, FHV LLC, The Fresh and Healthy Vending Corporation, FHV Acquisition Corp., Reis & Irvy’s, Inc., 19 Degrees, Inc., and Generation Next Vending Robots, Inc. All significant intercompany accounts and transactions are eliminated.

Concentration of credit risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees for machine purchases, franchise fees, royalty income, and other products. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brands and market conditions within the vending industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees of each brand spread over a large geographical area and the short-term nature of the receivables.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of estimates

The preparation of our Company’s financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include our provisions for bad debts, franchisee rescissions and refunds, legal estimates, stock based compensation, derivative liability and the valuation allowance on deferred income tax assets. It is at least reasonably possible that a change in the estimates will occur in the near term.

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

Purchase Commitments

In connection with the sale of robots, the Company has made non-cancellable purchase commitments for certain parts aggregating $7.8 million.

Revenue recognition

Our primary revenue generating transactions come from the sale of franchises and vending machines and micro markets to the franchisees. There are no franchise fees charged beyond the initial first year franchise fee. We receive ongoing fees of either franchisees’ gross revenues or gross margins on vending machine and micro market sales as well as commissions on franchisee purchases from our national food distributor. We have not yet recognized any revenues from the Reis & Irvy's franchises as of March 31, 2018.

We recognize revenues and associated costs in connection with franchisees (machines and franchise fees) at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement. We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying consolidated statements of operations as agency sales, net. Currently, all franchisees may order directly from our national distributor and the Company receives a commission of 5% on those purchases. We recognize the commission when earned. The Company recognizes revenue on product sales of company-owned machines when products are purchased and when we receive electronic sales records on our company-owned units. We recognize royalty fees as revenue when earned.

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

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life. As of March 31, 2018, we had three company-owned frozen yogurt vending robots in operation.

It is not our policy to allow for returns, discounts or warranties to our FHV LLC franchisees. Under certain circumstances, including as the result of regulatory actions, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement, we may, at our sole discretion, agree to refund or reduce part or all of a franchisee’s payments or commitments to pay. As of March 31, 2018 and June 30, 2017, the Company’s provision for franchisee rescissions and refunds totaled approximately $2,994,000 and $2,692,000, respectively. There are warranties extended by the FHV LLC machine manufacturer and franchisees are responsible for making any required machine repairs. To the extent the machines remain under warranty, our FHV LLC franchisees transact directly with the manufacturer or its distributor. Our R&I franchisees are generally provided with a one year warranty on parts and are serviced through our third-party contracted provider, and in some instances, our R&I franchisees are provided with a five-year parts warranty and a two-year labor warranty on certain non-wearable refrigeration component parts that is passed on from our manufacturer

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Vending Franchise contracts

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as accounts receivable, deferred costs, and customer advances and deferred revenues, respectively in the accompanying condensed consolidated financial statements. As of March 31, 2018, the Company had accounts receivable, deferred costs and customer advances and deferred revenues of approximately $12,599,000, $185,000 and $36,333,000, respectively. As of June 30, 2017, the Company had accounts receivable, deferred costs and customer advances, and deferred revenues totaling approximately $12,948,000, $196,000 and $25,043,000, respectively (see ASC 606 above).

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred revenue consisted of the following as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017

Vending machines	$668,904	$840,309
Franchise fees	3,711,751	2,674,261
Frozen yogurt robots	31,952,695	21,441,530
Other	-	86,750
	36,333,350	25,042,850
Less cash received	(23,574,415)	(11,896,529)
Accounts receivable	$12,758,935	$13,146,321

Cash and cash equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at March 31, 2018 and June 30, 2017. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At March 31, 2018, bank balances exceeding federally insured limits aggregated approximately $5,060,000. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer and certain parts suppliers. At March 31, 2018 and June 30, 2017, the Company had approximately $2,436,000 and $1,500, respectively, maintained in escrow accounts for this purpose.

Restricted Cash

Restricted cash consists of deposits made to a purchasing agent by franchisees located in deferral states. Deferral states require all payments to franchisors to be held until substantially all performance requirements have been completed by the franchisor.

Accounts receivable, net

Accounts receivable arise primarily from invoices for franchisee agreements, and product orders and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $199,000 at March 31, 2018 and June 30, 2017, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and equipment

Property and equipment consists primarily of patents and trademarks, computer and office equipment, and software used in our operations. Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives of the individual assets (generally five to seven years and the remaining useful lives of intangibles). Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 totaled approximately $110,000 and $111,000, respectively. Depreciation and amortization expense for the nine months ended March 31, 2018 and 2017 totaled approximately $327,000 and $132,000, respectively.

Impairment of long-lived assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the three and nine months ended March 31, 2018 and 2017, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Marketing and advertising

We expense marketing and advertising costs as incurred. We have no existing arrangements under which we provide or receive marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled approximately $450,000 and $648,000 for the three months ended March 31, 2018 and 2017, respectively. Marketing and advertising expense totaled approximately $1,902,000 and $1,573,000 for the nine months ended March 31, 2018 and 2017, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of March 31, 2018 and June 30, 2017, respectively and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of March 31, 2018 and June 30, 2017, respectively and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation of options and warrants to purchase common stock

We separately value warrants to purchase common stock when issued in connection with notes payable using a binomial quantitative valuation method. The value of such warrants is recorded as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable. The value of the discount is applied to the note payable and amortized over the expected term of the note payable using the interest method with the related accretion charged to operations.

We account for our share-based compensation as required by the Financial Accounting Standards Board (“FASB”), under authoritative guidance ASC 718 on stock compensation, using a binomial quantitative valuation method. The resulting compensation expense is recognized in the condensed consolidated financial statements on a straight-line basis over the vesting period from the date of grant.

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

The Company’s financial instruments consisted of cash, cash in escrow, accounts receivable, accounts payable and accrued liabilities, provision for franchisee rescissions and refunds, accrued personnel expenses, due to related party and notes payable. The estimated fair value of these financial instruments approximate the carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average binomial option pricing model.

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

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company historically used a binomial option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of March 31, 2018 all derivative instruments have expired.

Stock Issuance Costs

The Company accounts for stock issuance costs based on the guidance in ASC 505, Equity. Direct and incremental costs related to its issuance such as legal fees, printing costs and bankers’ or underwriters’ fees, among others, are accounted for as a reduction in the proceeds of the stock and are considered a component of any premium or discount on stock. Internal costs that meet the incremental and direct criteria (e.g., travel costs directly related to financing) are accounted for as a reduction in proceeds, but costs such as salaries, rent and other period costs are not capitalizable as issuance costs.

 During the nine months ended March 31, 2018, the Company recognized direct and incremental costs of $888,000. As a result, the gross proceeds from the sale of common stock was reduced for this amount.

Net loss per share

Our Company calculates basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive. Total anti-dilutive stock options and warrants excluded from earnings per share totaled 16,275,000 and 18,229,549 at March 31, 2018 and 2017, respectively.

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

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the three months ended March31, 2017 and June 30, 2016, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company elected to early adopt ASU 2015-14 for the reporting year ended June 30, 2017 and it was applicable to new frozen yogurt franchise contracts that were entered during the year ended June 30, 2017 and subsequent periods presented. The Company’s adoption of ASU 2014-09 changed the timing of recognition of initial franchise fees.. ASU 2014-09 requires these fees to be recognized over the term of the related franchise license for the respective robot, which had a material impact to revenue recognized for initial franchise fees and renewal franchise fees. ASU 2014-09, allows for non-cancellable franchise contract agreements for the Company recognize revenue under the provisions of ASC 606-10-25, Revenue Recognition – Revenue from Contracts with Customers.

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

3. Notes payable

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling $249,999. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company’s share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation (“FHV CAL”), a director of our Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International’s common stock, $33,333 was repaid and $9,666 principal remained outstanding. As of March 31, 2018 and June 30, 2017, $0 and $6,666, respectively of principal remained outstanding under the above notes.

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

At March 31, 2018, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On September 23, 2016, the Company elected to extend the first tranche of $150,000 until September 23, 2017. On January 20, 2017, the Company extended both tranches until December 31, 2017 and on December 31, 2017, the tranches were further extended until December 31, 2018. As part of a previous extension, the holder was granted conversion rights at $.16 per share, the fair market value at the date of grant. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the issuance of the Promissory Note and warrant, the Company has recorded the fair value of the warrant of $78,707 as additional paid-in capital. Furthermore, the Company has recorded a discount on the Promissory Note of $480,100 and a derivative liability of $401,393 due to the lack of explicit limit on the number of shares that may be required to be issued upon future conversion. The discount is amortized as accretion of discount on notes payable over the term of the loan using the effective interest rate method. There was no derivative gain or loss during the three months ended March 31, 2018.

We calculated the value of the discount using a binomial option pricing model employing the following assumptions: volatility of common stock – 76%; risk-free interest rate – 0.28%; forfeiture rate – 0%; value per share of common stock - $0.45; strike price - $0.75; term – 4 years.

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

Bridge notes payable

On February 28, 2017, the Company executed two short-term bridge notes aggregating $345,000 ($300,000 net of discount). The notes bear interest at 0% per annum and mature on July 28, 2017. In connection with the note issuances, the Company also issued 75,000 shares of the Company’s common stock (Note 7). In connection with the stock issuance and original issue discount, the Company has recorded $102,000 as a debt discount. The discount is being accredited over the life of the loan. The loan was repaid during the nine months ended March 31, 2018.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	March 31, 2018	June 30, 2017
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on December 31, 2018 and have conversion rights at $.16 per share.	$334,000	$334,000

$600,000 convertible promissory note, bearing interest at 10% per annum. The note is convertible at $.30 per share and was due on June 30, 2017	-	300,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures on December 31, 2018 and has conversion rights at $.16 per share.	250,000	250,000

$2,000,000 Promissory Note, bearing interest at 3.25% per annum. Principal and interest is due quarterly, over a 3 year period, net of discount of $111,855 and $149,142, respectively.	1,568,152	1,850,858

$345,000 promissory note, with 0% interest, payable quarterly. The promissory note matured on July 28, 2017	-	302,100

Other	-	6,666
	2,152,152	3,043,624

Less current maturities	(1,190,017)	(1,710,291)

	$962,135	$1,333,333

Maturities of notes payable, net of discounts, are as follows:

June 30, 2018	$1,190,017	$1,357,666
June 30, 2019	$627,590	$-
June 30, 2020	$334,545	$-

	$2,152,152	$1,357,666

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

2013 Equity Incentive Plan

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three and nine months ended March 31 2018, the Company granted stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period (24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017. Continuous employment is required for the options to vest, and there are no other performance requirements. The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16%-234.30%
Dividend yield	0%
Risk-free interest rate	2.33%-2.44%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company’s stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of approximately $67,000 and $163,000 during the three months ended March 31, 2018 and 2017, respectively. Furthermore, we recorded stock-based compensation expense of approximately $211,000 and $297,000 during the nine months ended March 31, 2018 and 2017, respectively. Remaining stock-based compensation to be recognized is approximately $262,000.

The following table summarizes the stock option activity under the 2013 Plan through March 31, 2018:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at June 30, 2017	4,120,074	$0.253	$7,390,509
Granted	257,500	$1.269	$203,725
Exercised	(661,323)	$0.183	$(1,224,404)
Forfeited	(416,250)	$0.307	$(729,775)

Outstanding at March 31, 2018	3,300,001	$0.214	$5,640,055

Vested options	2,427,501
Remaining options expected to vest	698,000

Of the 257,500 options granted during the nine months ended March 31, 2018, all were granted to employees and consultants of the Company. Options are granted at the fair market value on the date of grant.

At March 31, 2018, the outstanding options had an average remaining expected life of 0.92 years. Furthermore, at March 31, 2018, 2,427,501 options were exercisable at a weighted average exercise price of $0.21.

Non-Qualified Stock Options

On January 20, 2017, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 5,000,000 and 500,000, respectively to its Chairman and CEO. The options vest 50% upon the delivery of 400 frozen yogurt robots or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 frozen yogurt robots or achieving cumulative revenue of $30 million.

The estimated fair value of the options was approximately $698,000. Stock-based compensation related to these awards is recognized on a straight-line basis over the expected vesting period (24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017. The options issued were valued using a binomial method assuming the following:

Expected volatility	134.81%
Dividend yield	0%
Risk-free interest rate	1.50%
Expected life in years	3.5

During the three and nine months ended March 31, 2018, the Company recognized approximately $70,000 and $210,000, respectively. Remaining stock-based compensation to be recognized is approximately $298,000. No options have vested and the remaining options expected to vest is 4,400,000.

On February 23, 2018, the Company granted non-qualified stock options (outside of the 2013 Plan) to the following:

•	The Company granted a potential of 1,175,000 options to employees. The options vest based on objective criteria consisting of individual sales goals and overall Company goals.

•	Furthermore, we granted a potential of 6,300,000 options to the Chairman, CEO and management employees. The options vest 50% upon 1,200 units installed or $45 million in cumulative revenue; and 50% upon 2,000 units installed or $75 million in cumulative revenue.

The estimated fair value of the options was approximately $6,316,000. Stock-based compensation related to these awards is recognized on a straight-line basis over the expected vesting period (24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2018 and 2017. The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16%
Dividend yield	0%
Risk-free interest rate	2.39%
Expected life in years	3.5

During the three and nine months ended March 31, 2018, the Company recognized approximately $421,000. Remaining stock-based compensation to be recognized is approximately $4,716,000. No options have vested and the remaining options expected to vest is 6,920,000.

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

In connection with the issuance of bridge notes payable in February 2017 (Note 3), the Company also issued 75,000 common shares to the note holders.

During the nine months ended March 31, 2018, the Company offered shares of common stock through a private placement memorandums at $0.50 and $0.65 per share, and issued 20,301,428 shares of common stock for proceeds aggregating approximately $10,589,000, net of issuance costs of approximately $888,000. The proceeds include stock subscription receivable of approximately $2,394,000, net of issuance costs of approximately $343,000.

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

2018: $57,028; 2019: $196,928; 2020: $202,554; 2021: $208,377; 2022: $214,403: Thereafter: $17,909. Rent expense totaled approximately $57,000 and $67,000 for the three months ended March 31, 2018 and 2017, respectively. Furthermore, during the nine months ended March 31, 2018 and 2017, rent expense totaled approximately $168,000and $173,000, respectively.

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

On January 13, 2015, the Company’s Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the “Loan”), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $0 and $150,000, respectively to operations during the nine months ended March 31, 2018 and 2017. As of March 31, 2018 and June 30, 2017, the outstanding balance was approximately $240,000 and $353,000, respectively.

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

	March 31, 2018	June 30, 2017
Secured Promissory Notes, bearing interest at 20% per annum. The Secured Promissory Notes mature on December 31, 2018 and have conversion rights at $0.16 per share.	$296,779	$296,779

Convertible Promissory Note, bearing interest at 10% per annum. The convertible promissory note is due on December 31,2018.	240,007	353,187

	536,786	649,966

Less current maturities	(536,786)	(649,966)

	$-	$-

Maturities of notes payable, are as follows:

June 30, 2018	$536,786	$649,967

As of March 31, 2018, prepaid expenses and other current assets included short-term employee advances to certain officers of the Company. The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002. The Company remediated this potential material weakness by adding qualified personnel to the accounting department, and developing and implementing internal controls to eliminate such transactions.

The spouse of the Chairman is employed by the Company. During the three and nine months ended March 31, 2018 and 2017, the Company paid approximately $10,000 and $32,000, respectively.

The Company’s Chairman and its Chief Executive Officer and Chief Financial Officer have employment contracts with annual base compensation aggregating $200,000 and $175,000, respectively. Additionally, during the nine months ended March 31, 2018, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer received bonuses aggregating approximately $297,000 and $57,000, respectively.

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

11. Subsequent events

On various dates from April 1, 2018 through May 15, 2018 the Company issued an additional 8,233,498 shares of common stock for aggregate proceeds of approximately $4,829,000, net of issuance costs of approximately $535,000.

Subsequent to March 31, 2018, senior secured promissory notes of $334,000 and accrued and unpaid interest of approximately $137,000 was converted at $0.16 per share into 2,947,263 shares of common stock.

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

During fiscal year 2017, we obtained the exclusive rights in the U.S. and Canada for a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in a number of states in the U.S. and Canada and have booked a net 1,000 units aggregating approximately $41 million in deferred revenues, prior to certain offset adjustments, which is included in deferred revenue. Additionally, the Company has contractual commitments for an additional 2,300 units aggregating $88 million. As of March 31, 2018, and through the date of this report, the Company has not yet delivered any frozen yogurt vending robots. We expect to deliver our first robots during the quarter ended June 30, 2018. The Company is in the production phase of the next generation frozen yogurt robot and has spent an aggregate of $5.1 million in research and development expenses through March 31, 2018. The Company will continue to incur additional research and development expenses for the foreseeable future.

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

Our Employees

We had approximately 44 full-time employees as of March 31, 2018.

Seasonality

We do not expect that our business will experience significant seasonality.

Three months ended March 31, 2018 compared to three months March 31, 2017

Revenues

We had revenues of approximately $206,000 for the three months ended March 31, 2018, compared to revenues of approximately $706,000 for the three months ended March 31, 2017. This represented a decrease of approximately $500,000 or 70.8%. Our revenues decreased largely due to a decrease in the number of machines that were installed. The decrease in machines installed was largely due to the shift in focus away from Fresh Healthy Vending franchise sales. As of May 2016, the Company has instead focused of its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise. We will continue however, to support our existing FHV LLC franchises.

Cost of revenues

Cost of revenues was approximately $115,000 during the three months ended March 31, 2018, compared to $305,000 during the three months ended March 31, 2017. This represents a decrease of approximately $190,000 or 62.3%. The decrease is consistent with and primarily due to the decrease in machines installed for the quarter.

Gross margin

Gross margin for the three months ended March 31, 201 was approximately $90,000 compared to approximately $401,000 for the corresponding period ending March 31, 2017, representing a decrease of $311,000 or 77.5%.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 of approximately $5,000,000 represents an increase of approximately $2,211,000 from approximately $2,789,000 in the three months ended March 31, 2017. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of approximately $1,551,000 for the three months ended March 31, 2018 represent an increase of $699,000 or 82.0% from approximately $852,000 in the three months ended March 31, 2017. The increase was primarily attributable to an increase in personnel and commissions during the period from sales of robots and franchises.

Marketing and advertising expenses decreased approximately $198,000 to approximately $450,000 for the three months ended March 31, 2018 compared to approximately $648,000 for the three months ended March 31, 2017. The decrease of 30.5%, was primarily attributable to a decrease in investor relations.

Research and development expenses increased approximately $1,258,000 from approximately $435,000 in the prior period. The increase of 289.2% was directly related to research and development expenses associated with the next generation frozen yogurt robot.

Depreciation and amortization expense decreased approximately $1,000 to approximately $110,000 during the three months ended March 31, 2018 from approximately $111,000 during the three months ended March 31, 2017. The minimal change is due to no significant additions or disposals of fixed or intangible assets.

Professional fees expense decreased approximately $104,000 to approximately $76,000 during the three months ended March 31, 2018 from approximately $180,000 during the three months ended March 31, 2017. The decrease was primarily attributable to the decrease in legal fees during the period.

Stock compensation expense increased approximately $395,000 to approximately $558,000 during the three months ended March 31, 2018 from approximately $163,000 during the three months ended March 31, 2017. The increase was primarily attributable to additional grants of stock options and additional compensation expense related to a higher stock price.

Provision for legal settlement increased approximately $125,000 from approximately $1,000 during the three months ended March 31, 2017 to approximately $126,000 during the three months ended March 31, 2018. The increase was primarily attributable to an increase in legal matters.

Provision for income taxes

During the three months ended March 31, 2018 and 2017, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was approximately $5,009,000 during the three months ended March 31, 2018 compared to a net loss of approximately $3,264,000 for the three months ended March 31, 2017. The increase in net loss resulted from decreased revenues, increased selling, general and administrative expenses offset by a decrease in accretion of discount and derivative liability expense.

Basic net loss per share during the three months ended Mach 31, 2018 and 2017 was $0.10 and $0.11 per share, respectively.

Nine months ended March 31, 2018 compared to nine months March 31, 2017

Revenues

We had revenues of approximately $592,000 for the nine months ended March 31, 2018, compared to revenues of approximately $3,752,000 for the nine months ended March 31, 2017. This represented a decrease of approximately $3,160,000. Our revenues decreased primarily due to a decrease in the number of machines that were installed. The decrease in machines installed was largely due to the shift in focus away from Fresh Healthy Vending franchise sales. As of May 2016, the Company has instead focused of its sales and marketing efforts on Reis & Irvy’s, its new frozen yogurt franchise. We will continue however, to support our existing FHV LLC franchises.

Cost of revenues

Cost of revenues was approximately $279,000 during the nine months ended March 31, 2018, compared to approximately $1,762,000 during the nine months ended March 31, 2017. This represents a decrease of approximately $1,483,000. The decrease is consistent with and primarily due to the decrease in machines installed for the quarter.

Gross margin

Gross margin for the nine months ended March 31, 2018 was approximately $313,000 compared to approximately $1,990,000 for the corresponding period ending March 31, 2017, representing a decrease of approximately $1,677,000.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2018 of approximately $12,510,000 represents an increase of approximately $3,446,000 from approximately $9,064,000 in the nine months ended March 31, 2017. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of approximately $3,860,000 for the nine months ended March 31, 2018 represent an increase of approximately $984,000 or 34.2% from approximately $2,876,000 in the nine months ended March 31, 2017. The increase was primarily attributable to an increase in personnel and commissions during the period due to sales of robots and franchises.

Marketing and advertising expenses increased approximately $330,000 to approximately $1,903,000 for the nine months ended March 31, 2018 compared to approximately $1,573,000 for the nine months ended March 31, 2017. The increase of 20.9%, was primarily attributable to an increase in national radio advertising and internet marketing.

Research and development expenses increased approximately $2,873,000 from approximately $749,000 in the prior period. The increase of 383.6% was directly related to research and development expenses associated with the next generation frozen yogurt robot.

Depreciation and amortization expense increased approximately $195,000 to approximately $327,000 during the nine months ended March 31, 2018 from approximately $132,000 during the nine months ended March 31, 2017. The increase was primarily attributable to the acquisition of intangible intellectual property from Robofusion.

Professional fees expense decreased approximately $685,000 to approximately $319,000 during the nine months ended March 31, 2018 from approximately $1,004,000 during the nine months ended March 31, 2017. The decrease was primarily attributable to the decrease in legal fees during the period.

Stock compensation expense increased approximately $541,000 to approximately $838,000 during the nine months ended March 31, 2018 from approximately $297,000 during the nine months ended March 31, 2017. The increase was primarily attributable to additional grants of stock options and additional compensation expense related to a higher stock price.

Provision for legal settlement decreased approximately $442,000 from approximately $883,000 during the nine months ended March 31, 2017 to approximately $441,000 during the nine months ended March 31, 2018. The decrease was primarily attributable to a decrease in legal matters.

Provision for income taxes

During the nine months ended March 31, 2018 and 2017, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was approximately $12,784,000 during the nine months ended March 31, 2018 compared to a net loss of approximately $8,394,000 for the nine months ended March 31, 2017. The increase in net loss resulted from decreased revenues and increased selling, general and administrative expenses.

Basic net loss per share during the nine months ended March 31, 2018 and 2017 was $.30 and $0.30 per share, respectively.

Liquidity and Capital Resources

For the nine months ended March 31, 2018 we had a net loss totaling approximately $12,784,000 with negative cash flows from operations totaling approximately $1,071,000. Our cash balance at March 31, 2018 was approximately $5,314,000. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions and for research and development expenditures related to our frozen yogurt robots. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. During fiscal year 2018 and through the date of this report, the Company raised approximately $15,610,000, net of issuance costs of approximately $1,231,000 through the sale of common stock. If additional funds are required, management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property) capital expenditures for the purchase of corporate-owned and operated frozen yogurt robots as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of frozen yogurt robots until such time that we may be able to prepay for the robots.

As of March 31, 2018, the Company had $334,000 outstanding under the Initial Notes, $250,000 outstanding under the Financing Agreement, approximately $240,000 outstanding under a loan agreement with its Chairman, approximately $297,000 under two Secured Promissory Notes and approximately $1.68 million under a loan related to the Robofusion acquisition.

Furthermore, in connection with the sale of robots, the Company has made non-cancellable purchase commitments for certain parts aggregating $7.8 million.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at March 31, 2018.

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

We recognize revenues and associated costs in connection with franchisees (machines and franchise fees) at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement. We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. Revenues and expenses from product sales to franchisees are roughly equivalent and are accounted for on a net basis in the accompanying consolidated statements of operations as agency sales, net. The Company receives a commission of 5% on those purchases. We recognize the commission when earned. The Company recognizes revenue on product sales of company-owned machines when products are purchased and when we receive electronic sales records on our company- owned units. We recognize royalty fees as revenue when earned.

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

•

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of March 31, 2018, and June 30, 2017, the Company’s provision for franchisee rescissions and refunds totaled approximately $2,994,000 and $2,693,000, respectively. There are warranties extended by the FHV LLC machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our FHV LLC franchisees transact directly with the manufacturer or its distributor. Our R&I franchisees are generally provided with a one year warranty on parts, and additional warranties extended by our parts manufacturers and are serviced through our third-party contracted provider.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2018.

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

In connection with management’s assessment of our internal control over financial reporting, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2018. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus does not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company is in the process of addressing this issue by establishing an audit committee and appointing independent directors, with at least one having financial expertise. Further, the Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002. The Company remediated this potential material weakness by adding qualified personnel to the accounting department, and developing and implementing internal controls to eliminate such transactions.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework - 1992”). The Company is in the process of integrating the updated, 2013 version of the 1992 COSO framework. Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of March 31, 2018. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, the Company issued 12,667,804 shares aggregating approximately $7,330,000, net of issuance costs of approximately $410,000. During the nine months ended March 31, 2018, the Company issued 20,301,428 shares aggregating approximately $10,589,000, net of issuance costs of approximately $888,000. Subsequent to March 31, 201 and through May 14, 2018, the Company issued an additional 8,233,498 shares aggregating approximately $5,021,000, net of issuance costs of approximately $343,000.

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

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: May 15, 2018	By:	/s/ Arthur S. Budman
Arthur S. Budman

