Form 10-K
period 2018-06-30
Generation NEXT Franchise Brands, Inc.
filed 2018-10-19
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity on December 31, 2017 held by non-affiliates of the registrant (based on the stock’s not having traded through that date) was $23,396,044. Shares of common stock held by each officer of the Company (or of its wholly-owned subsidiaries) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At October 17, 2018, there were 71,046,504 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc.)

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains certain statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “might,” “plan,” “believe,” “anticipate,” “estimate,” “could,” “would” “continue,” “pursue,” or “should” or the negative thereof or other variations or similar words or phrases. The forward-looking statements expressed or implied herein are based on current expectations that involve numerous risks and uncertainties identified in this Annual Report on Form 10-K, including, without limitation, the risks identified under the caption “Item 1A-Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements expressed or implied in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements expressed or implied herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made, except to the extent required by applicable securities laws.

Item 1 - Business

As used in this annual report, the terms “we”, “us”, “our”, “Gen Next”, and the “Company” means Generation NEXT Franchise Brands, Inc., a Nevada corporation, its wholly-owned subsidiaries Fresh Healthy Vending LLC, a California limited liability company, Fresh and Healthy Vending Corporation, a California corporation, Reis & Irvy’s, Inc., a Nevada corporation, 19 Degrees, Inc., a Nevada corporation, Generation Next Vending Robots, Inc., a Nevada corporation, or their management . Also as used in this annual report, the term “Gen Next” refers to Generation NEXT Franchise Brands, Inc., “FHV LLC” refers to Fresh Healthy Vending LLC, “R&I” refers to Reis & Irvy’s, Inc., “19 Degrees” refers to 19 Degrees, Inc., “Fresh and Healthy” refers to Fresh and Healthy Vending Corporation, and “GNVR” refers to Generation Next Vending Robots.

Business

Generation Next Franchise Brands Inc. primarily develops and operates franchise concepts as well as related technology. Generally, the franchise business model allows other individuals or companies (franchisees) to own and operate businesses using the trademarks, intellectual property, expertise, ideas, and processes that are owned and developed by another company (the franchisor). Franchise concepts owned or developed by the Company are held and operated by various subsidiaries, who become the franchisor, such as Reis & Irvy’s Inc., a franchise concept involving robotic soft serve vending robots. As such, the Company’s segments are Reis & Irvy’s, Fresh Healthy Vending, LLC, and all other operations.

Not all of the Company’s business opportunities will strictly involve a franchise business model. In some instances the Company may seek to license the rights to its robotic vending technology or seek revenue from a combination of the license and sale of its robotic vending technology. To date, the Company has not recognized any license revenue or entered into any such agreement. In other instances the Company may license the rights to another company to become the franchisor of the Company’s franchise concepts.

Previous to our current focus of vending frozen yogurt robots, we were a franchisor of vending machines and operator of Company-owned vending machines and micro markets that made healthy eating more convenient through access to high quality healthy foods at high foot traffic vending destinations. As of March 2016, we began to wind down the marketing our healthy vending franchises, although we continue to support our ongoing franchisees. As of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

We anticipate cultivating and growing other franchise concepts that complement our existing franchise portfolio.

History

On July 19, 2013 (the “Closing Date”) our wholly-owned subsidiary, FHV Acquisition Corp., completed a Reorganization and Asset Acquisition Agreement (the “Acquisition Agreement”) with FHV Holdings Corp, a California corporation (“ FHV Cal ”) (the “ FHV Acquisition ”). Pursuant to the terms of the Acquisition Agreement, we issued 15,648,298 shares of our Company’s common stock (as adjusted for the Stock Split) to FHV Cal, in exchange for all FHV Cal’s assets as of the Closing Date. FHV Cal’s principal asset consisted of the operations and assets of Fresh Healthy Vending LLC, a California limited liability company. At the closing, FHV Cal distributed the Company’s common stock to the sole shareholder of FHV Cal, a trust affiliated with Nicholas Yates, our Chairman and Chief Executive Officer.

On July 19, 2013, we also completed the sale of 2,235,951 shares of our common stock to 18 investors (“Stock Sale”) in exchange for gross proceeds totaling $1,000,000 (approximately $996,000 net of estimated related costs in connection with the transaction). In addition, on July 19, 2013, we converted $210,000 of convertible notes payable into 552,418 shares of common stock. For accounting purposes, the transaction was determined to be and accounted for as a reverse merger.

In connection with the Acquisition Agreement, we entered into a Business Transfer and Indemnity Agreement dated July 22, 2013 (the “Indemnity Agreement”) with our former Chief Executive Officer Daniel Duval providing for:

1.	The sale to Mr. Duval of our business existing on the date of the Indemnity Agreement (the “GEEM Business ”);

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

We are a public company traded on the OTC Markets under the symbol “VEND.” We were incorporated in the State of Nevada on June 8, 2011 as Green 4 Media, Inc. Prior to July 19, 2013, we were an eco-marketing and advertising company (“GEEM Business”). On July 22, 2013, we entered into the Indemnity Agreement and in connection with that agreement we transferred the GEEM Business to our former Chief Executive Officer. Effective August 8, 2013, we changed the name of our Company from Green 4 Media, Inc. to Fresh Healthy Vending International, Inc., and in March 2016, we changed the name of our Company to Generation NEXT Franchise Brands, Inc.

FHV LLC was formed as a limited liability company in California in 2010, as a franchisor of healthy drinks and snack vending machines. Including the operating history of YoNaturals, whose assets were contributed to FHV LLC in August 2010, we have a combined nine year operating history in vending machines providing food and beverages. Because it was determined the assets of FHV LLC are currently insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

Reis & Irvy’s Robotic Soft Serve Vending Robot

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt and ice cream vending robots, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was a purchase of an asset. As a result, the estimated fair of the assets acquired were capitalized. The intent of the purchase was to combine robotics and artificial intelligence platforms to facilitate the manufacture of an unattended robot in order to disrupt traditional frozen yogurt and ice cream retail establishments and, on a larger scale, establish ourselves as an industry leader in the emerging and fast-growing space of unattended retail. Since acquisition, we have developed a state-of-the art robotic soft serve vending robot that is a completely unique vending machine and entertainment experience. The robot accepts cash, credit cards, and is the first of its kind to accept bitcoin. A proprietary software platform is utilized that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines, which assists our franchisees and us in facilitating the management and maintenance of the vending robot. In order to protect the Company’s rights, several U.S. and international patents have been approved and granted. Our vending standards are UL (“Underwriters Laboratories”) (approval in process), NSF (“National Sanitation Foundation”) recognized (approved in August 2018), and National Automated Merchandising Association (“NAMA”) certified (approved in September 2018), which we believe are among the highest standards in the industry. NAMA estimates that 100 million Americans will use one of seven million vending machines each day. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our robotic soft serve vending robots will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations. Funds from all electronic transactions are collected by Reis & Irvy’s and remitted to the franchisee within ten days of the subsequent month.

Reis & Irvy’s sells franchise rights, generally a 1- year term, for the use of its trademarks and technology, robotic soft serve vending robots, and secures locations for franchisee robots. Potential franchisees are interviewed by sales people and complete a questionnaire. Those who meet certain financial criteria and deemed a good fit are provided franchising information based on their respective states franchise regulations, generally a Franchise Disclosure Document. After the cooling off period, approximately 14 calendar days, Reis & Irvy’s and the franchisee enter into a franchise agreement, which state the term, sales price, location of the franchise, and each party’s rights and obligations. Reis & Irvy’s offers franchises in every state in the Unites States with the exception of South Dakota. Master franchises are offered for certain large geographic locations. To date, the Company has entered into master franchise agreements in Australia, Canada, Israel, and Oman. However, no revenue has been recognized.

As of the date of this report, the Company sold 1,417 units representing approximately $59 million in vending robots and franchise fees. For the year ended June 30, 2018, the Company had recognized approximately $137,000 from the sale of vending robots and approximately $14,000 in franchise fees, respectively. No revenues from licenses were earned or recognized, and royalty revenue was considered immaterial. Further, the Company has contractual commitments for approximately 3,200 units representing approximately $128 million in potential revenue. As of the date of this report, the Company installed and delivered 75 vending robots to franchisees in various locations throughout the United States.

In order to assist franchisees with support and pay for certain administrative costs (e.g. merchant fees, software fees, etc.) Reis & Irvy’s charges a monthly royalty fee of 12% of gross receipts. As of June 30, 2018, royalty revenue was not material.

Franchisees are responsible for obtaining all Federal, state and local health department licenses and certifications. Further, franchisees are responsible for all routine repairs and maintenance. However, a 1 year warranty for all parts is provided, and extended warranties are available for purchase from Reis & Irvy’s.

Frozen Yogurt and Ice Cream Products

The Company has set up distribution partners to carry the consumable products required for the frozen yogurt and ice cream robots. Franchisees order consumable products directly from the distribution partners and are responsible for those costs. If consumable products became unavailable from the Company’s distribution partners, the Company believes a replacement would be readily available due to the homogeneous nature of the product.

Competition

The vending industry is large, highly fragmented and consolidating. We believe we have laid the foundation for a robust network of vending robots for our franchisees by implementing a strong business model that offers the following competitive advantages:

•	Partnering with Compass Groups USA, a large operator of food service locations throughout the world, to provide accounts for our vending Robots.

•	Engaging Flex Ltd. to manufacture the vending robots.

•	Procuring components of the vending robot from trusted vendors with a history of high-quality products.

•	Sourcing the highest quality products from recognized industry leaders, such as Dannon.

•	Issuance of U.S. and international patents.

Our Principal Suppliers

The Company currently sources the components for all of its vending robots from various vendors, and has contracted with Flex Ltd., for the assembly and manufacture of the robotic soft serve vending kiosks. Additionally, there are a number of suppliers who provide various subcomponents of the robotic kiosks. We believe that our relationship with our suppliers is excellent, and likely to continue. In our view, the loss of our relationship with Flex Ltd., should it occur, may result in short term disruptions not likely to be material. The Company has identified other suppliers with comparable capabilities, the Company estimates that these suppliers could replace the current suppliers within three months if needed.

The Company has also entered into an agreement with Dannon YoCream, for Dannon YoCream to be a primary supplier of all frozen desserts available within the Reis & Irvy’s Froyo Robots, including a wide assortment of frozen yogurts, sorbets and gelatos as well as kosher products.

Governmental Regulation

We are required to comply with regulations governing the sale of franchises – the primary component of our business. Fifteen states directly regulate franchising and fourteen require pre-sale registration of a Franchise Disclosure Document (“FDD”), or offering prospectus, by the franchisor, normally with the state agency that oversees the sale of securities in that state, and pre-sale delivery of an FDD to a franchise candidate by a franchisor before the signing of a binding agreement or the payment of any money to the franchisor. Franchise sales in the remaining 35 states are generally subject to the Franchise Rule promulgated by the Federal Trade Commission (“FTC”), which requires the pre-sale delivery of an FDD to a franchise candidate before the signing of a binding agreement or the payment of any money to the franchisor. A franchisor that fails to properly register and maintain the registration of its FDD and disclose its franchisee candidates in the 15 registration states, unless exempt from registration under a few narrowly drawn exceptions to the registration requirements, is subject to legal action by its franchisees for damages and, under certain circumstances, for rescission of the franchise agreements, and to administrative, civil and criminal penalties that may be imposed as well. The FTC’s Franchise Rule does not require registration of an FDD with the FTC. Reis & Irvy’s offers franchises in each state within the United States, with the exception of South Dakota.

Reis & Irvy’s and franchisees are required to comply with all Federal, state and location regulations related to food handling.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC’s home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Employees

We had approximately 36 full-time employees as of June 30, 2018. None of our employees are subject to collective bargaining agreements.

Seasonality

We do not expect that our business will experience significant seasonality due to the number and location of the frozen yogurt and ice cream robots.

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

RISKS RELATED TO OUR BUSINESS

Reis & Irvy’s

Risks Related to Competition, Evolving Technologies and Consumer Preferences in Our Industry

The termination, non-renewal or renegotiation on materially adverse terms of our contracts or relationships with a significant collection of franchisees, or retail locations could seriously harm our business, financial condition and results of operations. The success of our business depends in large part on our, and our franchisees’ ability to maintain contractual relationships with the providers of profitable locations in which vending robots are placed, including hospitals, entertainment venues, retail stores, shopping centers and the like. Certain contract provisions with these providers vary, including product and service offerings, the service fees we, and our franchisees’, are committed to pay, and the ability to cancel the contract upon notice. We typically enter into vending robot installation agreements that give the retailer rights of termination. We strive to provide direct and indirect benefits to our location partners that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our Robots occupy. If we are unable to provide them with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer. The locations in which vending robots are placed may choose to replace our or our franchisees’ vending robots with competitor machines or not provide space for such machines at all deciding that floor space could be used for other purposes.

Competitive pressures could seriously harm our business, financial condition and results of operations. Our Reis & Irvy’s business faces competition from other providers of frozen confections and other desert options, including some that may have more experience, better financing, and better relationships with preferred high traffic locations. We also face general competition from supermarkets, frozen yogurt stores, ice cream parlors/shops and other retail locations that provide ice cream, frozen yogurt and other frozen treats. We could also face competition from other newly created forms of similar or replacement kiosks/vending machines offering frozen treats. In addition, other ice cream/frozen yogurt retailers, some of which have significantly more resources than we do, may decide to enter the market, or expand their current market share.

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

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our Robots. We conduct no manufacturing operations and depend on outside parties to manufacture and supply key components of our Robots. Any increase in the manufacturing costs, or our inability to lower our current manufacturing costs, could materially adversely impact our operations and financial condition.

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

A failure to maintain food safety throughout our supply chain and food-borne illness concerns may result in reputational harm and claims of illness or injury that could adversely affect us. Food safety is a top priority for our business. Claims of illness or injury relating to food quality or food handling are common in the food service industry generally, and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers or distributors, food safety could, in part, be out of our control. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our vending locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our sales. Even instances of food-borne illness, food tampering or contamination at a location served by one of our competitors could result in negative publicity regarding the food service industry generally and could negatively impact our sales. Future food safety issues may also from time to time disrupt our business. In addition, product recalls or health concerns associated with food contamination may also increase our raw materials costs.

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

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations. Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer, or impact the manner or types of perishable products we can offer . The success of our, and our franchisees’, vending operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our food and beverage offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain offered items, which may adversely affect the attractiveness of our food and beverage offerings to customers on those routes. To the extent we are unwilling or unable to respond with appropriate changes to our food and beverage offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition or results of operations.

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

FINANCIAL RISKS

If we cannot achieve profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the years ended June 30, 2018, 2017, 2016, 2015 and 2014. Returning to profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in reestablishing profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. Additional funds, if needed, may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms, or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We suffered a net loss for the years ended June 30, 2018, 2017, 2016, 2015 and 2014 and we had limited working capital on hand. Should we continue to experience net losses and should we lack sufficient working capital, this could raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit, or if our business is sold at a price that enables investors to recognize a profit. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Currently, we are not aware of any agreement or contract that limits or restricts the payment of dividends. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

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

CORPORATE AND OTHER RISKS

Our executive officers, directors and principal stockholders beneficially own or control over 25% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, our principal stockholder together with our directors, executive officers and insider shareholders would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of our Company. Such concentrated control of our Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We appointed two independent board members of our Board of Directors effective August and September 2018 and we have an Audit and Compensation Committee. We have two management members and two independent members of our Board of Directors. Independent directors can act as a check on management and can advise and guide management on corporate actions and in good corporate governance practices. With our lack of multiple independent Board members, our management could make subjective decisions without the benefit of more measured independent guidance. An independent Audit Committee can assure procedural and administrative adherence to internal controls over transactions, financial reporting and the audit process. Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who may question a company’s accounting policies and procedures. With our lack of an Audit Committee at this time, we run a greater risk that a significant error or irregularity could occur that could be materially damaging to our shareholders.

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

We incur increased costs of being a public company. Investors should recognize that we incur significant legal, accounting and other expenses as a result of being a public company. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder (the “Dodd-Frank Act”), as well as under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations, including those promulgated by the U.S. Securities and Exchange Commission, or SEC, and the Nasdaq Global Select Market regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we are required to adopt internal controls and disclosure controls and procedures. In addition, we incur additional expenses associated with our SEC reporting requirements.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an not an “accelerated filer” under SEC rules. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted Dodd-Frank Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer a “smaller reporting company” And not an “accelerated filer” within the meaning of the SEC rules.

CAPITAL MARKET RISKS

We have issued a substantial amount of equity and may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders. We have recently issued a substantial number of shares of our capital stock to raise capital for our business operations. In the future, we may raise additional capital for our business operations by issuing equity securities, resulting in the further dilution of the ownership interests of our present stockholders. Any future issuance of our equity securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may need to raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Such issuances may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

Trading on the OTCQB tier of the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares. Since October 24, 2016, our common stock has been quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities on a stock exchange like the Nasdaq or American. Accordingly, shareholders may have difficulty reselling any of their shares and the lack of liquidity may negatively impact our ability to pursue strategic alternatives.

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

Volatility of the market price of our common stock could adversely affect our shareholders and us. The market price of our common stock has been subject to fluctuations in the past and may be subject to wide fluctuations in response to numerous factors, including the following:

•	Actual or anticipated variations in our quarterly operating results of those of our competitors;
•	Announcements by us or our competitors of new and enhanced products;
•	Developments or disputes regarding proprietary rights;
•	Introduction and adoption of new industry standards;
•	Market conditions or trends in our industry;
•	Announcements by us or our competitors of significant acquisitions;
•	Entry by us or our competitors into joint ventures or partnerships with our competitors;
•	Additions or departures of key personnel;
•	Political or economic conditions, such as a recession or interest rate or currency rate fluctuations or political events; and
•	Other events or factors in any of the countries in which we do business, including war, incidents of terrorism, natural disasters, or responses to such events.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on the Nasdaq Stock Market or on the NYSE American stock market, in the future, we cannot assure you that we will be able to meet the initial qualitative or quantitative listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on a national securities exchange, our common stock will continue to trade on OTC Markets or another over-the-counter quotation system where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

Item 3 – Legal Proceedings

During fiscal year 2018, the Company began a voluntary internal investigation into payments made with respect to the Company’s primary stock sales and whether the payments complied with Section 15 of the Securities Exchange Act of 1934.  The Company paid a bonus to certain members of its franchise sales staff and to the Company’s Chairman for any shares of the Company’s stock that potential franchisees purchased.  In this regard, the Company paid approximately $332,000 to its franchise sales staff and a matching bonus of approximately $332,000 to its Chairman for the time period July 2017 to April 2018.  The Company also paid an outside service provider pursuant to a written contract for franchise reengagement leads.  The Company has determined that the outside service provider had some involvement in generating reengagement leads of potential franchisees who also may have had an interest in purchasing stock.  These payments are in relation to the $16.4 million (net of offering costs) raised by the Company during the fiscal year. The Company has engaged outside counsel, has ceased and will not make further payments with regard to the Company’s stock sales, will take remedial measures (including oversight and education), and, as deemed appropriate, will take steps to recapture the value of those payments previously made. The Audit Committee will take charge of and oversee the continued internal investigation and remediation efforts.  The Company cannot reasonably estimate any potential liability or recovery, if any, related to these payments.

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

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol “VEND.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock. On September 26, 2018, the closing price of our common stock as reported on the OTCQB was $1.30 per share. Our stock began trading on the OTCQB under the symbol “GEEM” on August 26, 2013 and was later changed to “VEND” on September 19, 2013.

	2018		2017
	High	Low	High	Low

First Quarter	$1.08	$0.88	$0.40	$0.25
Second Quarter	$1.00	$0.82	$0.30	$0.10
Third Quarter	$2.06	$0.81	$1.05	$0.16
Fourth Quarter	$2.50	$1.90	$1.03	$0.76

Holders of Record

As of October 17, 2018, 71,046,504 shares of our common stock were issued and outstanding, and held by approximately 350 stockholders of record.

Transfer Agent and Registrar

Our common shares are issued in registered form. VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598. Telephone: (212) 828-8436 is the registrar and transfer agent for our common shares.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors. We are not aware of any agreement or contract that limits or restricts the payment of dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, the Company issued 13,528,675 shares aggregating approximately $5,774,000, net of issuance costs of approximately $1,196,000. Subsequent to June 30 and through the date of this report, the Company issued an additional 832,000 shares aggregating approximately $1,248,000.

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

Purchase of Securities by issuer or Affiliates

None.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of June 30, 2018, with respect to compensation plans under which our common stock is authorized for issuance.

On August 14, 2013, our Board of Directors approved the adoption of the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by a majority of our shareholders (as determined by shareholdings) on September 4, 2013. The 2013 Plan provides for granting of stock-based awards including: incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock. The total number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan were initially not exceed in the aggregate 2,600,000 shares of the common stock of our Company. On July 13, 2015, the Company increased the total number of shares that may be issued under the 2013 Plan to 4,000,000 and on April 28, 2016, that number increased to 6,000,000.

	Number of securities to be issued upon exercise of outstanding	Weighted- average exercise price of outstanding	Number of securities remaining available for future issuance under equity compensation
Plan Category	options	options	plan

2013 Plan	3,141,876	$0.21	483,124

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

Our MD&A consists of the following sections:

•	Overview – a general description of our business and fiscal 2018 highlights.
•	Results of operations.
•	Liquidity and capital resources.
•	Discussion of critical accounting estimates.
•	Off balance sheet arrangements.
•	New accounting pronouncements.

Overview

Generation Next Franchise Brands Inc. primarily develops and operates franchise concepts as well as related technology. Generally, the franchise business model allows other individuals or companies (franchisees) to own and operate businesses using the trademarks, intellectual property, expertise, ideas, and processes that are owned and developed by another company (the franchisor). Franchise concepts owned or developed by the Company are held and operated by various subsidiaries, who become the franchisor, such as Reis & Irvy’s Inc., a franchise concept involving robotic soft serve vending robots. As such, the Company’s segments are Reis & Irvy’s, Fresh Healthy Vending, LLC, and all other operations.

Not all of the Company’s business opportunities will strictly involve a franchise business model. In some instances the Company may seek to license the rights to its robotic vending technology or seek revenue from a combination of the license and sale of its robotic vending technology. To date, the Company has not recognized any license revenue or entered into any such agreement. In other instances the Company may license the rights to another company to become the franchisor of the Company’s franchise concepts.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt and ice cream vending robots, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was a purchase of an assets. As a result, the estimated fair of the assets acquired were capitalized. The intent of the purchase was to combine robotics and artificial intelligence platforms to facilitate the manufacture of an unattended robot in order to disrupt traditional frozen yogurt and ice cream retail establishments and, on a larger scale, establish ourselves as an industry leader in the emerging and fast-growing space of unattended retail. Since acquisition, we have developed a state-of-the art robotic soft serve vending robot that is a completely unique vending machine and entertainment experience. The robot accepts cash, credit cards, and is the first of its kind to accept bitcoin. A proprietary software platform is utilized that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines, which assists our franchisees and us in facilitating the management and maintenance of the vending robot. In order to protect the Company’s rights, several U.S. and international patents have been approved and granted. Our vending standards are UL (“Underwriters Laboratories”) (approval in process), NSF (“National Sanitation Foundation”) recognized (approved in August 2018), and National Automated Merchandising Association (“NAMA”) certified (approved in September 2018), which we believe are among the highest standards in the industry. NAMA estimates that 100 million Americans will use one of seven million vending machines each day. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our robotic soft serve vending robots will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations. Funds from all electronic transactions are collected by Reis & Irvy’s and remitted to the franchisee within ten days of the subsequent month.

As of the date of this report, the Company sold 1,417 units representing approximately $59 million in vending robots and franchise fees. For the year ended June 30, 2018, the Company had recognized approximately $137,000 from the sale of vending robots and approximately $14,000 in franchise fees, respectively. No revenues from licenses were earned or recognized, and royalty revenue was considered immaterial. Further, the Company has contractual commitments for approximately 3,200 units representing approximately $128 million in potential revenue. As of the date of this report, the Company installed and delivered 75 vending robots to franchisees in various locations throughout the United States.

Previous to our current focus of vending frozen yogurt robots, we were a franchisor of vending machines and operator of Company-owned vending machines and micro markets that made healthy eating more convenient through access to high quality healthy foods at high foot traffic vending destinations. As of March 2016, we began to wind down the marketing our healthy vending franchises, although we continue to support our ongoing franchisees. Furthermore, we have sold our corporate route and no longer operate our own healthy vending machines. As of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

Historical discussions with respect to our Company’s operations included herein refer to our operations for the years ended June 30, 2018 and 2017. Effective as of July 19, 2013 our Company acquired all assets of FHV Cal which included FHV LLC in a transaction accounted for as a reverse acquisition. With the sale of the GEEM Business under the Indemnity Agreement effective July 22, 2013, our continuing operations are those of FHV LLC, The Fresh and Healthy Vending Corp, Reis & Irvy’s, Inc., Generation Next Vending Robots, Inc. and 19 Degrees, Inc. Forward looking information and discussion with respect to our Company’s operations subsequent to the FHV Acquisition is also included herein. Because it was determined as of September 28, 2018, that the assets of FHV LLC are currently insufficient to satisfy FHV LLC’s obligations to creditors, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

We have effected changes to our operations in order to restore our previous levels of revenues enjoyed in prior years in the hope that such changes will also position our Company for future growth in fiscal 2019 and beyond. During fiscal year 2018 and through September 28, 2018, the following accomplishments achieved:

•	We delivered and installed 75 robotic soft serve vending kiosks through the date of this report;

•	Reis & Irvy’s has entered into contracts for the establishment of over 280 franchises;

•

Through franchise agreements, exclusive territory franchise agreements, and international master franchise agreements Reis & Irvy’s has entered into contracts for the sale of over 4,650 robotic soft serve vending kiosks;

•	The Company raised proceeds totaling approximately $16.3 million in the form of an equity offering, net of offering costs of approximately $2 million;

•	We repaid approximately $1.3 million in debt principal during fiscal year 2018 and converted approximately $443,000 of notes payable into 2,767,782 shares of common stock;

•	The Company completed the fiscal year with $10 million in cash and $3.7 million in restricted cash;

•	The Company completed the fiscal year with total assets of $31.9 million, compared to $18 million in the prior fiscal year;

•

Five -time Major Golf Champion Phil Mickelson and his career-long business manager and business partner Steve Loy entered into a business relationship with Reis & Irvy’s to become franchisees in San Diego, and to cooperate in certain promotional activities for the promotion of the Company, including the Reis & Irvy’s brand in exchange for a reduced purchase price for their robots.

•

The Company entered into an exclusive franchise territory agreement for the city of Atlanta, Georgia. The agreement provides for the exclusive right on all locations within the city of Atlanta and requires the franchisee to purchase a minimum of 500 robotic soft serve vending kiosks in order to maintain exclusive territorial rights. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $21 million, not including revenue from royalties, provided that all parties perform on the terms and obligations of the contract;

•

The Company entered into a master franchise agreement for the exclusive rights to sell Reis & Irvy’s franchises in Australia. The exclusive agreement requires the master franchisor to purchase 500 robotic soft serve vending kiosks over a period of 5 years. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $18 million, provided that all parties perform on the terms and obligations of the contra;

•

The Company entered into an exclusive franchise territory agreement for the Miami-Dade metropolitan area. The agreement provides for the exclusive right on all locations in the Miami-Dade metropolitan area and requires the franchisee to purchase a minimum of 500 robotic soft serve vending kiosks from Reis & Irvy’s in order to maintain exclusive territorial rights. . The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are up to $21.3 million, not including revenue from royalties, provided that all parties perform on the terms and obligations of the contract;

•

The Company entered into an exclusive franchise territory agreement for the city of Los Angeles and the County of Orange in California. The agreement provides for the exclusive right on all locations within the city of Los Angeles and Orange County and requires the franchisee to purchase a minimum of 588 robotic soft serve vending kiosks from Reis & Irvy’s. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $23.2 million, not including revenue from royalties, provided that all parties perform under the terms and obligations of the contract;

•

The Company entered into a master franchise agreement for the exclusive rights to sell Reis & Irvy’s franchises in Israel and Oman. These agreements require the master franchisors to purchase 150 robotic soft serve vending kiosks over a period of five years. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $5.5 million, not including revenue from royalties, provided that all parties perform under the terms and obligations of the contract;

•

The Company entered into a master franchise agreement for the exclusive rights to sell Reis & Irvy’s franchises in Canada. The agreement requires the master franchisor to purchase 500 robotic soft serve vending kiosks over a period of 5 years. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees is $17.1 million, not including revenue from royalties, provided that all parties perform under the terms and obligations of the contract;

•

The Company entered into an exclusive franchise territory agreement for the state of Pennsylvania. The agreement provides the franchisee with exclusive rights to own a Reis & Irvy’s franchise within the state of Pennsylvania and requires the franchisee to purchase a minimum of 100 robotic soft serve vending kiosks from Reis & Irvy’s. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees is $4.1 million, not including revenue from royalties, provided that all parties perform under the terms and obligations of the contract;

However, there can be no assurances that all or some of the potential revenue from the franchise agreements stated above will be realized.

Results of Operations

Revenues

Reis & Irvy’s

We had revenue of approximately $175,000 for the year ended June 30, 2018, compared to approximately $23,000 revenue for the year ended June 30, 2017. This represents an increase in revenues of approximately $152,000 or 660%. The increase was due to the installation of the first 4 frozen yogurt and ice cream robots in June 2018. The revenue for the year ended June 30, 2017, was primarily the result of a forfeited deposit.

FHV

We had revenues of approximately $550,000 for the year ended June 30, 2018, compared to revenues of approximately $4,114,000 for the year ended June 30, 2017. This represented a decrease in revenues of approximately $3,564,000 or 87%. This decrease was primarily a result of decreased revenues from the installation of vending machines, as we wound down operations of FHV LLC. As of September 28, 2018, the Company assigned its interest in FHV LLC for the benefit of creditors.

Cost of revenues

Reis & Irvy’s

Cost of revenues was approximately $120,000 for the year ended June 30, 2018, as compared to no cost of revenues for the year ended June 30, 2017. Cost of revenues is directly proportional to revenues. As a result, the increase was due to the installation of the first 4 frozen yogurt and ice cream robots in June 2018.

FHV

Cost of revenues was approximately $182,000 during the year ended June 30, 2018, as compared to approximately $1,960,000 for the year ended June 30, 2017. This represents a decrease of approximately $1,778,000 or 91%. Cost of revenues is directly proportional to revenues. As a result, this decrease was primarily a result of decreased revenues from the installation of vending machines, as we wound down operations of FHV LLC. As of September 28, 2018, the Company assigned its interest in FHV LLC for the benefit of creditors.

Gross margin

Reis & Irvy’s

Gross margin for the year ended June 30, 2018, was approximately $55,000, compared to none for the year ended June 30, 2017, representing an increase of approximately $55,000.

FHV

Gross margin for the year ended June 30, 2018 was approximately $71,000 compared to approximately $2,154,000 for the year ended June 30, 2017, representing a decrease of approximately $2,083,000 or 97%.

Operating expenses

Personnel compensation increased approximately $678,000 to approximately $4,741,000 in fiscal year 2018 as compared to approximately $4,0630,000 in fiscal year 2017, representing an increase of 17%. The increase was primarily due to additional personnel for the increase in the number of franchisees, and an increase in commissions in connection with an increase in pre-bookings for our robotic soft serve vending kiosks.

Marketing and advertising increased approximately $2,231,000, or 97%, to approximately $4,521,000 in fiscal year 2018 as compared to approximately $2,290,000 in fiscal year 2017. The increase was a result of an increase in national radio advertising, internet marketing, and the number of trade shows in order to market Reis & Irvy’s robotic soft serve vending robots and attract additional franchisees.

Professional fees decreased approximately $668,000 to approximately $551,000 in fiscal year 2018 compared to approximately $1,219,000 in fiscal year 2017. The decrease was primarily attributable to decreased legal fees associated with franchise legal matters as well as previous legal fees associated with the acquisition of the Robofusion assets.

Research and development fees increased approximately $3,547,000 to $5,185,000 in fiscal year 2018 compared to approximately $1,637,000 in fiscal year 2017. The increase was related to the complete redesign and development of the Company’s next generation frozen yogurt robot. As a result of the research and development, we shipped our first redesigned units in June 2018.

The provision for legal settlement decreased approximately $644,000 to approximately $413,000 in fiscal year 2018 compared to approximately $1,057,000 in fiscal year 2017. The decrease was primarily due to two large settlements by FHV in fiscal year 2017.

Provision for income taxes

During the years ended June 30, 2018, and 2017, we incurred net losses and operated as a C-Corp for federal and state income tax purposes. Accordingly, we are subject to federal and state income taxes at the prescribed statutory rates. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating losses due to the substantial uncertainty about whether such benefit will ever be realized. We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net loss

Our net loss was approximately $19.5 million for the year ended June 30, 2018 compared to a net loss of approximately $11.3 million for the year ended June 30, 2017. This represents an increase in net loss of approximately $8.3 million or 73%. Basic and diluted net loss per share for the years ended June 30, 2018 and 2017 was $0.41 and $0.39, respectively.

Liquidity and Capital Resources

For the year ended June 30, 2018 we had a net loss totaling approximately $19.5 million with negative cash flows from operations totaling approximately $3.0 million. Our cash balance at June 30, 2018 was approximately $10 million. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research and development expenditures related to our robotic soft serve vending kiosks and for the purchase of robot inventory. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. During fiscal year 2018 and through the date of this report, the Company raised approximately $17.6 million through a Private Placement Memorandum for the sale of common stock. Furthermore, the Company anticipates generating a significant amount of our required capital resources from deposits on sales of new franchises and royalties from existing and future franchise installs.If additional funds are required, management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, as well as research and development expenditures for new franchise concepts, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property), expenditures for the purchase of robotic soft serve vending kiosks and repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of robotic soft serve vending kiosks until such time that we may able to prepay for the robots

As of June 30, 2018, the Company had the following amounts of debt outstanding: $250,000 for the convertible secured note payable; $1.3 million for the Robofusion note payable; approximately $297,000 for the secured promissory note to a related party; and approximately $240,000 convertible promissory note to a related party.

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

Revenue recognition — Our primary revenue generating transactions will come from the sale of franchises and robotic soft serve vending kiosks to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We receive ongoing royalty fees, which represent other revenues in the Company’s financial statements, as a percentage of either franchisees’ gross revenues or gross margins on vending machine sales. We also receive rebates on purchases of products made by our franchisees.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of June 30, 2018, and 2017, the Company’s provision for franchisee rescissions and refunds totaled approximately $2,420,000 and $2,493,000, respectively. There are vending warranties extended by the machine manufacturer and its distributors but required repairs to the machines are the responsibility of the franchisees. To the extent the vending machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor. Our robotic soft serve vending kiosks include a one-year warranty from the Company. Extended parts warranties beyond the initial year may be purchased for an additional cost by the franchisee.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as contract assets – due from franchisees and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of June 30, 2018, the Company had contract assets – due from franchisees and customer advances and deferred revenues totaling approximately $7,251,000 and $37,737,000, respectively. As of June 30, 2017, the Company had contract assets – due from franchisees, and customer advances and deferred revenues totaling approximately $12,631,000, and $25,043,000 respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, product royalties and annual advertising fees and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $198,000 at June 30, 2018 and 2017, respectively.

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

We account for our share-based compensation as required by the Financial Accounting Standards Board (“FASB”) under authoritative guidance ASC 718 on stock compensation, using a binomial quantitative valuation method. The resulting compensation expense is recognized in the financial statements on a straight-line basis over the vesting period from the date of grant.

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

Off Balance Sheet Arrangements

Not applicable for small reporting companies.

New Accounting Pronouncements

In July 2015, FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance is applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective July 1, 2017, which had no material impact on its consolidated financial statements or financial statement disclosures.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company adopted this guidance in fiscal year 2017. The adoption of this guidance will had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2017 and the standard was applied retrospectively for all periods presented which had no material impact on prior years. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the years ended June 30, 2018 and 2017, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company’s adoption of ASU 2014-09 will change the timing of the recognition of initial franchise fees. ASU 2014-09 requires these fees to be recognized over the term of the related franchise license for the respective robot, which had a material impact to revenue recognized for initial franchise fees and renewal franchise fees. ASU 2014-09, allows for non-cancellable franchise contract agreements for the Company recognize revenue under the provisions of ASC 606-10-25, Revenue Recognition – Revenue from Contracts with Customers.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this update are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact that this amendment will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements of Topic 842, Leases” and ASU No. 2018-11,“Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Company is evaluating the effect ASU 2016-02, 2018-10 and 2018-11 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic ASC 805), guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements. This ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation” (Topic 718) - Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company is evaluating the provisions of this ASU and plans to adopt this ASU effective July 1, 2020.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 8 – Financial Statements and Supplementary Data– Included on page F-1 within this Annual Report on Form 10-K.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 15, 2018, the Company’s Board of Directors dismissed Anton & Chia, LLP as the Company’s independent registered public accountants, and engaged Benjamin & Young, LLP.

During the Company’s fiscal year ended June 30, 2018, there were no disagreements between the Company and Benjamin & Young, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Benjamin & Young LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years or periods; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s fiscal year ended June 30, 2017 and through January 15, 2018, there were no disagreements between the Company and Anton & Chia, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Anton & Chia LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years or periods; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2018.

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

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) – 1992, as amended in 2013.

In connection with management’s assessment of our internal control over financial reporting, we determined that as of June 30, 2018, there was a material weakness in our internal control over financial reporting due the lack of an audit committee. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus did not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. Subsequent to June 30, 2018, the Company remediated the material weakness by establishing an audit and a compensation committee and appointing two independent directors, with at least one having financial expertise to be the Audit Chairman. The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002. The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;

•	we have not implemented comprehensive entity-level internal controls;

•	we have not implemented adequate system and manual controls; and

•	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

Despite the material weaknesses reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

The Company remediated this material weakness by adding qualified personnel to the accounting department, and developing and implementing internal controls to eliminate such transactions.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework – 1992, as amended in 2013”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2018. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our current officers and directors, as well as certain information about them, are set forth below:

Name	Age	Position
Nicholas Yates	42	Chief Executive Officer (1), Chairman
Arthur S. Budman	56	Chief Executive Officer (2), Chief Financial Officer, Director
Anthony G. Mauriello (3)	40	General Counsel, Secretary
Paul Schmidt (4)	45	Chief Marketing Officer
Steven Finley (5)	53	Director
Christopher Maudlin (6)	36	Director
Lavaille Lavette (7)	53	Director

_________

(1)	Mr. Yates was appointed Chief Executive Officer by the Board of Directors effective September 27, 2018.
(2)	Mr. Budman will continue as the Chief Financial Officer as of September 27, 2018.
(3)	Anthony Mauriello is no longer employed by the Company as of June 2018.
(4)	Paul Schmidt resigned from the Company effective July 2018.
(5)	Steven Finley resigned as a Director of the Company, effective February 9, 2018.
(6)	Mr. Maudlin was appointed to the Board of Directors of the Company effective September 11, 2018.
(7)	Ms. Lavette was appointed to the Board of Directors of the Company effective September 13, 2018.

Mr. Yates has been Chairman of GNFB since July 2013, focusing on developing company-owned businesses, international franchising, company financings and investor relations. Mr. Yates identified Robofusion, the original inventor of the Robotic Vending Kiosk now operated by Reis & Irvy’s, he secured the Company’s exclusive manufacturing partner Flex Ltd., created entirely our international license program, and negotiated the exclusive agreement with Compass Group USA. Mr. Yates has also assumed the role of Chief Executive Officer effective September 27, 2018. On March 30, 2007, Mr. Yates filed a Debtor’s Petition with the Insolvency and Trustee Service in Australia to declare himself bankrupt in that country.

Arthur S. Budman was appointed as our Chief Executive Officer and Chief Financial Officer on October 1, 2014. From May 19, 2014 to September 30, 2014, he oversaw our financial and accounting departments in a consultancy capacity. Mr. Budman has been a Managing Partner of Ameritege Technology Partners, a boutique private equity firm, located in San Diego California, since February 2002. Mr. Budman stepped down as CEO on September 27, 2018 and will continue as the Chief Financial Officer. Mr. Budman served as Chief Financial Officer of FHV LLC, one of the Company’s subsidiaries, which as of September 28, 2018, executed an Assignment for the Benefit of Creditors under California law.

Mr. Finley was a member of our Company’s Board of Directors since September 2013. Effective February 9, 2018, Mr. Finley resigned from the Board of Directors due to a restriction on board appointments with his current employer, Morgan Stanley. Mr. Finley graduated with a degree in Physiology from Southern Illinois University at Carbondale in 1987. Mr. Finley was a major league baseball player for 19 years from 1989 through 2007 winning five gold gloves, appearing in two All-Star games and winning a World Series with the Arizona Diamondbacks in 2001. Throughout his career Mr. Finley was known for his physical fitness programs which enabled him to play until his retirement in 2007 at age 42. Since late 2009 until the present Mr. Finley has worked on business development with Apheta (a company providing advance planning services for high net worth individuals and athletes) and GS Levine Insurance services (a property/casualty and commercial insurance agency) and currently works with Morgan Stanley and the San Diego Padres.

Effective September 1, 2018, the Company elected Lavaille Lavette to the Board of Directors. With a Master’s in Education, Lavaille Lavette has worked as an investment broker, schoolteacher, school district administrator, speechwriter, marketing executive and sales/-merchandising leader. A best-selling author, marketing and educational expert, Lavaille served as the Special Advisor to the U.S. Secretary of Education, 2001 – 2005. Lavaille is a Founding Board Member and the first President of the Luanda Africa Sister City Association. She is involved in a number of international charitable ventures.

Currently she heads up a branding/marketing consulting firm and multi-media packaging company. In addition to the branding and marketing of well-known personalities, the company develops and markets products in the airport, publishing, food, and the sports industry. Over the past 15 years Lavaille has used her merchandising and sales expertise to manage a number of airport food and retail concepts.

Furthermore, effective September 11, 2018, the Company elected Chris Maudlin to the Board of Directors. Chris will also serve as the Chairman of the Company’s audit committee and compensation committee. Chris Maudlin has been the Head of the Private Client Group at Artivest, a New York and California based Financial Technology firm since July 2009. Chris brings 14 years of experience in investment consulting to his current role. Chris has been with Artivest (formerly Altegris) for over 9 years. Prior to joining Altegris in 2009, Chris worked in investment advisory roles at several companies, including Merrill Lynch and Morgan Stanley. Chris received a BA in Communications from University of California, Davis, holds the designation of Chartered Alternative Investment Analyst (CAIA) and Series 7, 24, 31 and 66 licenses.

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

There are no family relationships among any of our officers or directors. No non-independent director is compensated for his or her service on our Board of Directors. Mr. Finley was paid an annual retainer of $12,000, payable $1,000 per month. Our new directors will be paid an annual retainer of $24,000, payable $2,000 per month and will receive 330,000 stock options vesting over a three-year period.

Corporate Governance

Board Committees

As of June 30, 2018, we did not have an audit committee, compensation committee or nominating committee or committee performing similar functions. Subsequent to June 30, 2018, the Company formed an audit and compensation committee chaired by Christopher Maudlin, who is an independent board member and a financial expert. The audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and systems of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

Director Independence

The Board believes that Mr. Finley was independent as the term “independent” is defined by the rules of NASDAQ Rule 5605. Furthermore, the Board believes that Ms. Lavette and Mr. Maudlin are also considered “independent” by the rules NASDAQ Rule 5605.

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

Code of Business Conduct and Ethics

We have not yet adopted a Code of Ethics for our management. We intend to adopt a Code of Ethics which when adopted will apply to all our executive officers and directors as well as any other employees who perform any accounting or financial functions or operations for us. Although we have not adopted a formal code of ethics, the Company’s employee handbook states that all employees must adhere to the highest ethical and legal standards.

Item 11 – Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual compensation in excess of $100,000.

						Change in
						Pension
						Value and
						Non-Qualified
					Non-equity	Deferred	All
				Option	Incentive	Compensation	Other
		Salary	Bonus	Awards	Comp	Earnings	Comp.	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)(2)	($)

Nicholas Yates	2018	200,000	611,488	3,802,500	-	-	-	4,613,988
Vice President, Operations, Director	2017	200,000	315,265	508,000	-	-	12,796	1,036,061

Arthur S. Budman (3)	2018	175,000	90,872	253,500	-	-	-	519,372
Chief Executive Officer, Chief Financial Officer, Director	2017	175,000	112,829	50,800	-	-	5,264	343,893

Anthony G. Mauriello (5)	2018	129,409	-	253,800	-	-	-	383,209
General Counsel, Secretary	2017	-	-	-	-	-	-	-

Paul Schmidt (6)	2018	125,000	3,712	253,800	-	-	-	382,512
Chief Marketing Officer	2017	125,000	5,967	16,350	-	-	-	147,317

Steve Finley (4)	2018	8,000	-	-	-	-	-	8,000
Independent Director	2017	12,000	-	-	-	-	-	12,000

____________

(1)

The amounts in this column are the annual fair values of stock option grants in accordance with ASC 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to the consolidated financial statements.

(2)	The amounts in this column are for Company provided health benefits.
(3)

Mr. Budman was appointed Chief Executive Officer and Chief Financial Officer on October 1, 2014. Included in Mr. Budman's salary in fiscal year 2017 was approximately $60,000 related to consulting wages.

(4)	Mr. Finley was paid $1,000 per month in connection with his role as an independent director of the Company. Effective February 9, 2018, Mr. Finley resigned as a Director.
(5)	Mr. Mauriello’s employment terminated in June 2018.
(6)	Mr. Schmidt’s employment terminated in July 2018.
(7)

The Company paid a bonus to the Chairman for shares of the Company’s stock that potential franchisees purchased. In this regard, the Company paid approximately $332,000 to its Chairman for the time-period from July 2017 to April 2018. The Company will take steps to recapture the value of these payments previously made.

Grants of Stock Awards

Nicholas Yates

On January 20, 2017, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 5,000,000 shares at $0.16 per share to its Chairman. The options vest 50% upon the delivery of 400 robotic soft serve vending kiosks or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 robotic soft serve vending kiosks or achieving cumulative revenue of $30 million.

On February 23, 2018, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 4,500,000 shares at $0.87 per share, to Mr. Yates. The options vest 50% upon 1,200 units installed or $45 million in cumulative revenue; and 50% upon 2,000 units installed or $75 million in cumulative revenue.

Arthur S. Budman

On January 20, 2017, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 500,000 shares at an exercise price of $0.16 per share, to Mr. Budman. The options vest 50% upon the delivery of 400 robotic soft serve vending kiosks or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 robotic soft serve vending kiosks or achieving cumulative revenue of $30 million.

On February 23, 2018, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 300,000 shares at $0.87 per share, to Mr. Budman. The options vest 50% upon 1,200 units installed or $45 million in cumulative revenue; and 50% upon 2,000 units installed or $75 million in cumulative revenue.

Option Exercises and Stock Vested

During fiscal year 2018, Mr. Finely exercised 194,448 options using the cashless exercise feature. As a result, Mr. Finley was issued 178,873 shares of common stock.

During fiscal year 2017, Mr. Finley exercised 150,000 options using the cashless exercise feature. As a result, Mr. Finley was issued 119,854 shares of common stock.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
			Equity
			incentive
			plan
			awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option
	options	options	unearned	Exercise	Option
	exercisable	unexercisable	options	Price	Expiration
Position	(#)	(#)	(#)	($)	Date

Nicholas Yates,	-	5,000,000	-	$0.16	1/19/2024
Vice President, Operations, Director	-	4,500,000	-	$0.87	2/22/2025

Arthur S. Budman, Chief Executive Officer,	-	500,000	-	$0.16	1/19/2024
Chief Financial Officer, Director	-	300,000	-	$0.87	2/22/2025

Anthony G. Mauriello, General Counsel	100,000	-	-	$0.82	6/29/2024

Compensation of Directors

On September 4, 2013, the Company appointed Steve Finley as an independent member to its Board of Directors. In connection with Mr. Finley’s appointment, he was granted non-qualified stock options to purchase 500,000 shares of the Company’s common stock at $.165 per share, the then current value of the stock. The options vest ratably over a three year period and expire five years from the date of grant. Additionally, Mr. Finley was paid $1,000 per month for Board services. During the year ended June 30, 2018, Mr. Finley was compensated $8,000 in connection with his Board appointment. Effective February 9, 2018, Mr. Finley resigned as a Director.

On September 11, 2018, the Company appointed Christopher Maudlin as an independent member to its Board of Directors. In connection with Mr. Maudlin’s appointment, he was granted non-qualified stock options to purchase 330,000 shares of the Company’s common stock at $1.80 per share, the then current value of the stock. The options will vest over a thirty-six (36) month vesting period ("Vesting Period") from the date of grant, with one-sixth (1/6) to vest after six (6) months and the remainder vesting pro rata monthly over the remaining thirty (30) months of the Vesting Period. The options expire seven years from the grant date. Additionally, Mr. Maudlin will be paid $2,000 per month for Board services.

On September 13, 2018, the Company appointed Lavaille Lavette as an independent member to its Board of Directors. In connection with Ms. Lavette’s appointment, she was granted non-qualified stock options to purchase 330,000 shares of the Company’s common stock at $1.76 per share, the then current value of the stock. The options will vest over a thirty-six (36) month vesting period ("Vesting Period") from the date of grant, with one-sixth (1/6) to vest after six (6) months and the remainder vesting pro rata monthly over the remaining thirty (30) months of the Vesting Period. The options expire seven years from the grant date. Additionally, Ms. Lavette will be paid $2,000 per month for Board services.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 10, 2018 information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been provided accounting for all equity common stock issuances as of September 10, 2018.

	Amount and	Percentage
	Nature of	of Class
	Beneficiary	Beneficially
Name and Address of Beneficial Owner (1)	Ownership	Owned (2)
Officers and directors
Nicholas Yates, Vice President Corporate Operations, Director (3)	16,685,213	24%
Arthur S. Budman, Chief Executive Officer, Chief Financial Officer, Director (4)	409,996	1%
Anthony G. Mauriello, General Counsel, Secretary	100,000	0%
Paul Schmidt, Chief Marketing Officer	50,000	0%
Steven Finley, Director		0%
All directors, former directors and executive officers as a group (4 persons)	17,245,209	25%

____________

(1)	Unless otherwise noted, the address is c/o Generation NEXT Franchise Brands, Inc. 2620 Financial Court, Suite 100, San Diego California 92117.
(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by 52,756,939 shares, deemed to be the total shares of common stock outstanding as of the date of this table.

(3)

15,648,298 shares are owned by a trust of which Mr. Yates is an affiliate, 488,556 shares are owned by Mr. Yates personally, 48,379 shares are owned by the spouse of Mr. Yates and 500,000 shares are available through the exercise of options.

(4)	Amount include shares granted to Mr. Budman under an initial employment agreement dated October 1, 2014.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes transactions occurring from July 1, 2017, through June 30, 2018, in which we were or are a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). This summary also includes transactions of FHV LLC, a legal entity acquired in connection with the FHV Acquisition since July 1, 2012. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Notes Payable to Socially Responsible Brands

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company’s franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the year ended June 30, 2018, the Company did not make any payments of principal or interest under the Notes. During the year ended June 30, 2017, the Company paid approximately $116,000 and $34,000 of principal and interest, respectively, under the Notes.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their note until December 31, 2017. In connection with the loan extension, the holder may convert their Notes into shares of the Company’s stock at $.16 per share. Furthermore, on September 18, 2017, the Notes were amended whereby the interest rate was modified to a rate of 20% per annum effective October 1, 2016 and the maturity date was further extended until December 31, 2018. Mr. Yates, the CEO and Chairman of the Company, is the 20% owner of Socially Responsible Brands.

Notes Payable to Nick Yates

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $193,766 and 106,234, to operations during the years ended June 30, 2017 and 2016, respectively. As of June 30, 2018, and 2017, approximately $240,000 and $353,000, respectively were outstanding under the Loan.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share. Furthermore, the maturity date on the loans was extended until December 31, 2018.

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

Other Transactions

The Company paid a bonus to its Chairman. Please see Note 7 of Item 11 for a more complete description of the bonus.

In July 2017, the Company issued 150,000 shares of common stock in connection with settlement of a former franchisee. Terms of the agreement state that Nick Yates will receive 50% of the proceeds in excess of $200,000.

The spouse of the Company’s Chairman was employed by the Company during 2017 and through May 31, 2018. The Company charged approximately $38,000 and $40,000 to operations for her compensation in 2018 and 2017, respectively.

As of June 30, 2018 and 2017, prepaid expenses and other current assets in the accompanying balance sheet included approximately $28,000 and $14,000, respectively, of short-term advances to an officer of the Company.

As of June 30, 2017, prepaid expenses and other current assets in the accompanying balance sheet included approximately $21,000, from a loan to an officer of the Company. During the year ended June 30, 2018, the loan was repaid in-full.

The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002.

Director Independence

The Company believes that Mr. Finley was independent as the term “independent” is defined by the rules of NASDAQ Rule 5605. Furthermore, the Board believes that Ms. Lavette and Mr. Maudlin are also considered “independent” by the rules NASDAQ Rule 5605. The Company has no related transactions with its independent directors. The other members of the Company’s Board of Directors, Art Budman and Nick Yates, are officers of the Company and are not considered by the Company to be independent directors.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Item 14 – Principal Accounting Fees and Services

The aggregate fees billed for the years ended June 30, 2018 and 2017, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2018	2017

Audit fees (1)	$80,268	$66,494
Audit related fees (2)	-	11,955
Tax fees (3)	43,842	47,598
	$124,110	$126,047

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

Part IV

Item 15 – Exhibits, Financials Statements and Schedules

(a) Financial Statements

Filed at the end of this Annual Report are the audited financial statements of Generation NEXT Franchise Brands, Inc. for the years ended June 30, 2018 and 2017.

(d) Exhibits

Exhibit No.	Description

2.1

Asset Purchase Agreement dated December 30, 2016, by and among Registrant and Robofusion, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 4, 2017 (File No. 000-55164)). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing).

3.1	Articles of Incorporation as amended of Generation Next Franchise Brands, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on July 13, 2016 (File No. 000-55164).
3.2	By-laws of Registrant, effective June 9, 2011 (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on October 13, 2011 (File No. 333-177305).
10.1†

Amendment No. 2 to July 19, 2013 Employment Agreement between Fresh Healthy vending International, Inc. and Nicholas Yates (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on May 27, 2016 (File No. 000-55164).

10.2†

Amendment No. 1 to October 1, 2014 Employment Agreement dated between Fresh Healthy Vending International, Inc. and Arthur Budman (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on May 27, 2016 (File No. 000-55164).

10.3*†	Stock Option Award to Nicholas Yates effective February 23, 2018
10.4*†	Stock Option Award to Arthur Budman effective February 23, 2018
21.1*	List of subsidiaries*
31.1*	Certification by Nicholas Yates, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2*	Certification by Arthur Budman, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1*	Certification by Nicholas Yates, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification by Arthur Budman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Instance Taxonomy Extension Calculation
101.DEF*	XBRL Instance Taxonomy Extension Definition
101.LAB*	XBRL Instance Taxonomy Extension Labels
101.PRE*	XBRL Instance Taxonomy Extension Presentation

_______

* Filed herewith.

† Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Generation NEXT Franchise Brands, Inc.

Date: October 19, 2018	By:	/s/ NICHOLAS YATES
NICHOLAS YATES
Chief Executive Officer

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

Signature	Title	Date

/s/ NICHOLAS YATES	Chief Executive Officer and Director	October 19, 2018
Nicholas Yates

/s/ ART BUDMAN	Chief Financial Officer and Director	October 19, 2018
Art Budman

/s/ Christopher Maudlin	Director	October 19, 2018
Christopher Maudlin

/s/ Lavaille Lavette	Director	October 19, 2018
Lavaille Lavette

INDEX TO FINANCIAL STATEMENTS

Fresh Healthy Vending International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Generation Next Franchise Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Generation Next Franchise Brands, Inc. and subsidiaries (the “Company”) as of June 30, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Benjamin & Young, LLP

We have served as the Company's auditor since 2018.

 Irvine CA, California

October 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Generation Next Franchise Brands, Inc.

(Formerly Fresh Healthy Vending International, Inc.)

We have audited the accompanying consolidated balance sheet of Generation Next Franchise Brands, Inc. (Formerly Fresh Healthy Vending International, Inc.) (the “Company”) as of June 30, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2017, and the consolidated results of its operations, its changes in stockholders’ deficit and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California

September 29, 2017

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
For the years ended June 30, 2018 and 2017

	2018	2017
Assets
Current assets:
Cash	$10,044,084	$1,751,022
Restricted cash	3,712,194	1,500
Accounts receivable, net of allowance for doubtful accounts of approximately $174,000 and $198,000, respectively	72,579	315,959
Contract assets - due from franchisees	7,250,951	12,631,652
Stock subscriptions receivable	300,000	-
Inventory on-hand, net of allowance for obsolete inventory of $400,000 and $50,000, respectively	3,257,780	448,809
Deposit for inventory	5,152,897	-
Prepaid expenses and other current assets	70,149	305,508

Total current assets	29,860,634	15,454,450

Property and equipment, less accumulated depreciation of $115,889 and $70,181	199,791	154,246

Intangible assets, net of accumulated amortization of $686,052 and $294,609	1,870,124	2,261,567

Deposits	45,404	32,904

Total assets	$31,975,953	$17,903,167

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$4,811,706	$2,727,873
Contract liabilities - franchisees advances and deferred revenues	37,737,460	25,042,850
Provision for franchisee rescissions and refunds	2,420,121	2,492,618
Accrued personnel expenses	553,314	391,072
Notes payable, net of discount of $49,716 and $169,542, respectively	879,017	1,710,291
Derivative liability	-	560,007
Contingent liability	200,000	200,000
Due to related party	536,786	649,966
Deferred rent	34,541	19,375

Total current liabilities	47,172,945	33,794,052
Notes payable - long term, net of discount of $49,710 and $0, respectively	736,115	1,333,333

Commitments and contingencies (Note 11 )

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 69,378,052 and 34,826,646 outstanding, respectively	69,376	34,825
Additional paid-in capital	27,515,602	6,722,850
Accumulated deficit	(43,518,085)	(23,981,893)

Total stockholders' deficit	(15,933,107)	(17,224,218)

Total liabilities and stockholders' deficit	$31,975,953	$17,903,167

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended June 30, 2018 and 2017

	2018	2017
Revenues:
Frozen yogurt robot sales	$137,029	$-
Vending machine sales, net	178,111	3,346,776
Franchise fees	29,225	307,159
Royalties	296,422	372,042
Company owned machine sales	165,686	140,690
Agency sales, net	59,659	88,826
Other	24,462	22,895

Total revenue	890,594	4,278,388

Cost of revenues	442,488	1,960,074

Gross margin	448,106	2,318,314

Operating expenses:
Personnel	4,741,278	4,062,660
Marketing	4,520,600	2,289,465
Professional fees	551,099	1,218,960
Insurance	335,658	262,969
Rent	229,907	228,714
Depreciation and amortization	437,150	243,416
Stock compensation	1,636,491	401,878
Research and development	5,184,587	1,637,484
Provision for legal settlement	412,656	1,056,629
Other	1,409,811	1,398,509

Total operating expenses	19,459,237	12,800,684

Loss from operations	(19,011,131)	(10,482,370)

Other expenses:
Interest expense	(300,258)	(558,145)
Derivative liability expense	(220,003)	(223,980)

Total other expenses	(520,261)	(782,125)

Loss before provision for income taxes	(19,531,392)	(11,264,495)

Provision for income taxes	4,800	4,800

Net loss	$(19,536,192)	$(11,269,295)

Net loss per share - basic and diluted	$(0.41)	$(0.39)

Weighted average shares used in computing net loss per share - basic and diluted	47,615,411	29,252,793

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended June 30, 2018 and 2017

			Additional		Total
	Common Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance at June 30, 2016	27,978,580	$27,977	$3,242,189	$(12,712,598)	$(9,442,432)
Issuance of common stock for cash	5,285,000	5,285	2,637,215		2,642,500
Conversion of franchise liability and note payable to common stock	1,325,821	1,326	210,805		212,131
Common stock issued in connection with notes payable	75,000	75	56,925		57,000
Exercise of stock options	162,245	162	(162)		-
Stock-based compensation			401,878		401,878
Value of warrant issued in connection with notes payable			174,000		174,000
Net loss				(11,269,295)	(11,269,295)
Balance at June 30, 2017	34,826,646	34,825	6,722,850	(23,981,893)	(17,224,218)
Issuance of common stock for cash, net of issuance costs of approximately $2,084,000	30,303,232	30,303	16,332,206		16,362,509
Conversion of notes payable to common stock	2,767,782	2,768	440,077		442,845
Cashless exercise of stock options	627,977	628	(628)		-
Stock issued for services	502,415	502	1,160,946		1,161,448
Legal settlement	150,000	150	143,850		144,000
Stock subscriptions receivable	200,000	200	299,800		300,000
Stock-based compensation			1,636,491		1,636,491
Extinguishment of derivative liability			780,010		780,010
Net loss				(19,536,192)	(19,536,192)
Balance at June 30, 2018	69,378,052	$69,376	$27,515,602	$(43,518,085)	$(15,933,107)

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended June 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(19,536,192)	$(11,269,295)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	437,150	243,416
Interest accretion on notes payable	70,116	300,224
Loss on derivative liability	220,003	223,980
Stock-based compensation	1,636,491	401,878
Deferred rent	15,166	7,878
Write-off of accounts receivable	67,560	-
Bad debt expense	(24,699)	38,063
Provision for obsolete inventory	350,000	-
Stock issued for services	1,161,448
Gain on sale of property and equipment		(2,658)
Changes in operating assets and liabilities:
Accounts receivable	200,519	2,357,324
Contract assets - due from franchisees	5,380,701	(12,631,652)
Inventory on-hand	(3,158,971)	264,461
Prepaid inventory	(5,152,897)	-
Prepaid expenses and other assets	235,359	174,051
Deposits	(12,500)	-
Accounts payable and accrued liabilities	2,215,678	1,600,026
Deferred revenues	12,694,610	16,979,868
Provision for franchisee rescissions and refunds	71,503	848,442
Accrued personnel expenses	162,242	124,146

Cash flows used in operating activities	(2,966,713)	(339,848)

Cash flows from investing activities:
Purchases of property and equipment	(91,252)	(561,973)

Cash flows used in investing activities	(91,252)	(561,973)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	300,000
Payments of notes payable	(1,187,608)	(322,500)
Proceeds from issuance of notes payable to related party	-	209,931
Payments of notes payable to related party	(113,180)	(494,061)
Proceeds from issuance of common stock, net of issuance costs	16,362,509	2,342,500

Cash flows provided by financing activities	15,061,721	2,035,870

Change in cash and restricted cash	12,003,756	1,134,049

Cash and restricted cash, beginning of period	1,752,522	618,473

Cash and restricted cash, end of period	$13,756,278	$1,752,522

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$93,963	$66,867
Income taxes	-	$4,800

Supplemental disclosure of non-cash investing and financing activities:
Extinguishment of derivative liability	$780,010	$-
Conversion of debt and accrued interest into shares of common stock	$442,845	$174,000
Stock subscription receivable	$300,000	$300,000
Cashless exercise of options	$628	$162
Issuance of share of common stock for settlement of provision for franchisee rescissions and refunds	$144,000	$-
Issuance of common stock in lieu of franchise liability and debt payments	$-	$212,131
Note payable issued for purchase of intangible asset	$-	$2,000,000
Issuance of common stock with bridge loan	$-	$57,000
Debt discount	$-	$276,000

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS FRESH HEALTHY VENDING INTERNATIONAL, INC.)

Notes to Consolidated Financial Statements

1. Organization and description of business

Generation NEXT Franchise Brands, Inc. (formerly known as Fresh Healthy Vending International, Inc. and referred to herein collectively with its subsidiaries as "we", the "Company", "our Company", or "GNext") operates through its wholly-owned subsidiaries, Fresh Healthy Vending LLC ("FHV LLC"), The Fresh and Healthy Vending Corporation, FHV Acquisition Corp. ("FHV Acquisition"), Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. as a franchisor, direct seller and owner and operator of robotic soft serve vending kiosks, healthy drink and snack vending machines and micro markets that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for its franchisees; additionally, the Company has negotiated discounts with a national product distribution chain. The Company also operates its own frozen yogurt equipment. Effective May 2016, the Company shifted focus away from franchise sales of its healthy drink and snack vending machines and micro markets. We will no longer market our vending machines and micro markets to new franchisees. Because it was determined the assets of FHV LLC are currently insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

During fiscal year 2017, we obtained the exclusive rights to sell a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in a number of states in the U.S. and Canada and have booked a net 1,417 units aggregating approximately $59 million in customer advances-due from franchisees and contract liabilities- franchisees advances and deferred revenues, prior to certain offset adjustments aggregating 10.3 million. As of June 30, 2018, and through the date of this report, the Company has delivered and installed 75 frozen yogurt vending machines. The Company has redeveloped the next generation frozen yogurt robot and has spent $5.2 million in research and development expenses through June 30, 2018. The Company anticipates it will continue to incur additional research and development expenses throughout fiscal 2019.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt and ice cream vending robots, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was a purchase of an asset. As a result, the estimated fair of the assets acquired were capitalized. The intent of the purchase was to combine robotics and artificial intelligence platforms to facilitate the manufacture of an unattended robot in order to disrupt traditional frozen yogurt and ice cream retail establishments and, on a larger scale, establish ourselves as an industry leader in the emerging and fast-growing space of unattended retail. Since acquisition, we have developed a state-of-the art robotic soft serve vending robot that is a completely unique vending machine and entertainment experience. The robot accepts cash, credit cards, and is the first of its kind to accept bitcoin. A proprietary software platform is utilized that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines, which assists our franchisees and us in facilitating the management and maintenance of the vending robot. In order to protect the Company’s rights, several U.S. and international patents have been approved and granted. Our vending standards are UL (“Underwriters Laboratories”) (approval in process), NSF (“National Sanitation Foundation”) recognized (approved in August 2018), and National Automated Merchandising Association (“NAMA”) certified (approved in September 2018), which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our robotic soft serve vending robots will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations. Funds from all electronic transactions are collected by Reis & Irvy’s and remitted to the franchisee within ten days of the subsequent month.

2. Summary of significant accounting policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Liquidity and capital resources

For the year ended June 30, 2018 we had a net loss totaling approximately $19,536,000 with negative cash flows from operations totaling approximately $2,967,000. Our cash balance at June 30, 2018 was approximately $10,044,000. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research and development expenditures related to our robotic soft serve vending kiosks and for the purchase of robot inventory. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. During fiscal year 2018 and through the date of this report, the Company raised approximately $17.6 million through the sale of common stock. Furthermore, the Company anticipates generating a significant amount of our required capital resources from deposits on sales of new franchises and royalties from existing and future franchise installs. If additional funds are required, management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property) capital expenditures for the purchase of corporate-owned and operated robotic soft serve vending kiosks as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of robotic soft serve vending kiosks until such time that we may able to prepay for the robots.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Reis & Irvy’s, Inc., FHV LLC, 19 Degrees, Inc., Generation Next Vending Robots, The Fresh and Healthy Vending Corporation, and FHV Acquisition, Corp. All significant intercompany accounts and transactions are eliminated.

Reclassification

Certain amounts in the 2017 financial statements have been reclassed to conform with the 2018 presentation.

Use of estimates

The preparation of our Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include our provisions for bad debts, franchisee rescissions and refunds, legal estimates, stock based compensation, derivative liability and the valuation allowance on deferred income tax assets. It is at least reasonably possible that a change in the estimates will occur in the near term.

Cash and cash equivalents

All investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at June 30, 2018 and 2017. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At June 30, 2018, bank balances, per our bank, exceeding federally insured limits totaled approximately $9,201,000. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer and inventory suppliers. At June 30, 2018 and 2017, the Company had approximately $3,712,000 and $1,000, respectively maintained in escrow accounts for these purposes.

Accounts receivable, net

Accounts receivable arise primarily from royalties and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $198,000 at June 30, 2018 and 2017, respectively.

Inventory

Inventory is carried at the lower of cost or market, with cost determined using the average cost method.

Property and equipment

Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives of the individual assets, generally five to seven years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the asset. Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.

Intangible assets

Intangible assets consist primarily of patents, trademarks and trade names. Amortization of intangible assets is recorded as amortization expense in the consolidated statements of operations and amortized over the respective useful lives using the straight-line method.

Impairment of long-lived assets

Impairment losses are recognized on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the years ended June 30, 2018 and 2017, respectively.

Deferred rent

The Company entered into an operating lease for our corporate offices in San Diego, California that contains provisions for future rent increases, leasehold improvement allowances and rent abatements. We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between the rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheet.

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

Revenue, contract liabilities – franchisees advances and deferred revenue, and contract assets – due from franchisees

The Company relies upon ASC 606, Revenue from Contracts with Customers, to recognize revenue, contract liabilities-deposits from franchisees and contract assets-due from franchisees.

Reis & Irvy’s, Inc

The primary revenue sources consisted of the following:

•	Robotic soft serve vending kiosks
•	Franchise fees.

Revenues from robotic soft serve vending kiosks and franchise fees are recognized when the Company has substantially performed or satisfied all material services or conditions relating to the franchise agreement. Substantial performance has occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services in the franchise agreement have been performed; and 4) all other material conditions or obligations have been met. In June 2018, four robotic soft serve vending kiosks were installed and operational, and the Company had no further material conditions or obligations. During the year ended June 30, 2018, the Company recognized revenue of approximately $137,000 for robotic soft serve vending kiosks and approximately $14,000 in franchise fees.

Upon the execution of a franchise agreement, a deposit from the franchisee is required, and generally consists of 40% - 50% of the sales price of the frozen yogurt and ice cream robots, 50% - 100% of the initial franchise fees, and 40% - 50% of location fees. In accordance with ASC 606, the Company recognizes the contract as a contract liability – customer deposits and deferred revenue when the Company receives consideration or is due consideration. As of June 30, 2018 and 2017, the Company’s customer advances and deferred revenues were approximately $37,737,000 and $25,043,000, respectively.

The Company recognizes contract assets – due from franchisees when the Company has an unconditional right to consideration. As of June 30, 2018 and 2017, the Company’s contract assets – due from franchisees was approximately $7,251,000 and $12,632,000, respectively.

Fresh Healthy Vending, LLC

The primary revenue sources consisted of the following:

•	Vending machine sales.
•	Franchise fees.
•	Monthly royalties.

Revenues from vending machine sales and franchise fees are recognized when the Company has substantially performed or satisfied all material services or conditions relating to the franchise agreement. Substantial performance has occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services in the franchise agreement have been performed; and 4) all other material conditions or obligations have been met. During 2018 the Company recognized approximately $178,000 of vending machine sales and approximately $15,000 in franchise fees. During 2017 the Company recognized approximately $3,347,000 of vending machine sales and approximately $307,000 in franchise fees.

Revenue from monthly royalties are recognized when earned. During 2018 and 2017, the Company recognized royalties of approximately $296,000 and $372,000, respectively.

Net agency revenues for the sales of food and beverages are recognized when earned. During 2018 and 2017, approximately $60,000 and $89,000, respectively was recognized for net agency revenues.

Upon the execution of a franchise agreement, a deposit from the franchisee is required, and generally consists of 40% of amounts due for vending machines plus 100% of the initial franchise fees. In accordance with ASC 606, the Company recognizes the contract as a contract liability – deposits from franchisees and sales taxes payable when the contract is signed.

The Company recognizes contract assets – due from franchisees when the contract is executed. As of June 30, 2018 and 2017, the Company recognized no contract assets – due from franchisees.

Because it was determined the assets of FHV LLC are currently insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

19 Degrees

The Company recognizes revenue from the sale of products from company-owned robotic soft serve vending kiosks when pro ducts are purchased. During 2018 and 2017, the Company recognized approximately $166,000 and $141,000, respectively.

The Company recognizes the value of company-owned machines as inventory when purchased. Subsequent to installation, the purchased cost is recognized in fixed assets and depreciated over its estimated useful life. As of June 30, 2018, there were four company-owned robotic soft serve vending kiosks included in fixed assets.

Generation Next Vending Robots

The Company recognizes revenue from the direct sale of robotic soft serve vending kiosks when the machines are installed and operational. During 2018 and 2017, there were no revenues from the direct sale of robots.

It is not the Company’s policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, the Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including the robotic soft serve vending kiosks Additionally, if the Company is unable to fulfill its obligations under a franchise agreement the Company may, at its sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay.

As of June 30, 2018 and 2017, the Company’s provision for Reis & Irvy’s franchisee rescissions and refunds totaled approximately $2,420,000 and $2,492,000, respectively. The balance is based on executed termination agreements and an estimate of future terminations.

Marketing and advertising

Marketing and advertising costs are expensed as incurred. There are no existing arrangements under which the Company provides or receives marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled approximately $4,520,000 and $2,289,000 for the years ended June 30, 2018 and 2017, respectively.

Freight costs and fees

Outbound freight charged to customers is recorded as revenue. The related outbound freight costs are considered period costs and charged to cost of revenues.

Research and Development Costs

Research and development costs are expensed as incurred. For the year ended June 30, 2018 and 2017, the Company recorded approximately $5,184,000 and $1,637,000, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of June 30, 2018 and 2017, and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of June 30, 2018 and 2017, and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2018 and 2017.

Valuation of options and warrants to purchase common stock and share grants

Warrants to purchase common stock are separately valued when issued in connection with notes payable using a binomial quantitative valuation method. The value of such warrants is recognized as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable. The value of the discount is applied to the note payable and amortized over the expected term of the note payable using the interest method with the related accretion charged to interest expense.

Share-based compensation to employees is recognized in accordance with ASC 718, using a binomial quantitative valuation method. The resulting compensation expense is recognized in the financial statements on a straight-line basis over the vesting period from the date of grant.

Share-based compensation to non-employees is recognized in accordance with ASC 505, at the estimated fair value until the options or warrants have vested. The resulting compensation expense is recognized on a straight-line basis over the vesting period from the date of grant.

Share grants are measured using a fair value method with the resulting compensation cost recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the service period for the stock awards.

Concentration of credit risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees for royalty income, and other products. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brands and market conditions within the vending industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees spread over a large geographical area and the short-term nature of the receivables.

Concentration of manufacturers

Vending machines and micro markets are supplied by a single manufacturer. Although there are a limited number of manufacturers of vending machines and micro markets, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect the Company’s operating results. Additionally, robotic soft serve vending kiosks are manufactured by one supplier; a change in suppliers could cause a delay in deliveries and possible loss of sales, which could adversely affect the Company’s operating results.

Vending food products are primarily supplied by one national distributor. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by the franchise network, other distributors could provide similar products on comparable terms. The Company, and its franchisees, also use supplemental suppliers for their product selections, in addition to the national distributor. A change in suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect the Company’s operating results.

See Note 11 for purchase commitments from our manufacturers for inventory.

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

Level 3 inputs are unobservable inputs for the asset or liability. The Company determined that the derivative liability was a level 3, as the inputs used to determine the estimated fair value were unobservable.

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

Net loss per share

The Company calculates basic earnings per share (“EPS”) by dividing our net loss by the weighted average number of common shares outstanding for the period, without considering common stock equivalents. Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents. Common stock equivalents are only included in the calculation of diluted EPS when their effect is dilutive.

Segment Information

The Company relies upon ASC 280, Segment Reporting, to determine and disclose reportable operating segments, and is organized such that each subsidiary represents a different operating purpose. As a result, the Company analyzed each subsidiary to determine reportable operating segments. In its management of operations, the chief operating decision maker, the Chief Executive Office, Nicholas Yates and Chief Financial Officer, Arthur Budman, reviews subsidiary balance sheets and income statements prepared on a basis consistent with U.S. GAAP.

For the periods presented, the Company determined that Reis and Irvy’s, Inc., and FHV, LLC were reportable operating segments, and aggregated Generation Next Franchise Brands, Inc., 19 Degrees, Inc., Generation Next Vending Robots, The Fresh and Healthy Vending Corporation, FHV Acquisition, Corp. and FHV Acquisition, Corp. into the reportable operating segment “Other.” Reis & Irvy’s, Inc. represents the sale of frozen yogurt and ice cream robots, franchise fees, royalties (12% of gross revenue) and location fees. FHV, LLC represents the sale of fresh and healthy vending machines, franchise fees and royalties.

Franchise information

Franchise statistics for the years ended June 30, 2018 and 2017 are as follows:

	Reis
	and Irvy's	FHV

Number of franchises at July 1, 2016	28	250
New franchises	161	-
Terminated franchises	(10)	(22)
Number of franchises at June 30, 2017	179	228
New franchises	123	-
Terminated franchises	(12)	(151)
Number of franchises at June 30, 2018	290	77

Franchise agreements generally also provide for continuing royalty fees that are based on monthly gross revenues of each machine. The royalty fee (generally 6% - 12% of gross revenues) compensates our Company for various advisory services and certain merchant fees that we provide to the franchisee on an on-going basis.

New franchisees are generally required to purchase a minimum of three robotic soft serve vending kiosks, or ten vending machines or micro markets. Initial franchise fees are primarily intended to compensate our Company for granting the right to use our Company’s trademark and tradenames and patents and to offset the costs of finding locations for vending machines, developing training programs and the operating manual. The term of the initial franchise agreement is generally five to ten years. Options to renew the franchise for additional terms are available for an additional fee.

Related Party Transactions

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

Recent accounting standards

In July 2015, FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance is applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective July 1, 2017, which had no material impact on its consolidated financial statements or financial statement disclosures.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company adopted this guidance in fiscal year 2017. The adoption of this guidance will had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2017 and the standard was applied retrospectively for all periods presented which had no material impact on prior years. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the years ended June 30, 2018 and 2017, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements of Topic 842, Leases” and ASU No. 2018-11,“Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Company is evaluating the effect ASU 2016-02, 2018-10 and 2018-11 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company’s adoption of ASU 2014-09 will change the timing of the recognition of initial franchise fees. ASU 2014-09 requires these fees to be recognized over the term of the related franchise license for the respective robot, which had a material impact to revenue recognized for initial franchise fees and renewal franchise fees. ASU 2014-09, allows for non-cancellable franchise contract agreements for the Company recognize revenue under the provisions of ASC 606-10-25, Revenue Recognition – Revenue from Contracts with Customers.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this update are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact that this amendment will have on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases.” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements or consolidated financial statement disclosures upon adoption based on current facts and circumstances.

Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic ASC 805), guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements. This ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation” (Topic 718) - Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company is evaluating the provisions of this ASU and plans to adopt this ASU effective July 1, 2020.

3. Inventory

As of June 30, inventory consisted of the following:

	2018	2017
Inventory on-hand:
Raw material	$2,147,287	$-
Work in process	1,003,773	-
Finished goods	506,720	498,809
	3,657,780	498,809
Allowance for obsolete inventory	(400,000)	(50,000)
	$3,257,780	$448,809

Prepaid inventory represents payments for raw material that has not been received by the Company as of June 30, 2018.

For the year ended June 30, 2018, the Company recognized in the accompanying statement of operations $50,000 in cost of goods sold and $300,000 in research and development expenses for the allowance for obsolete inventory.

See Note 11 for purchase commitments from our manufacturers for inventory.

4. Property and Equipment

As of June 30, property and equipment consisted of the following:

	2018	2017

Furniture and fixtures	$44,065	$44,065
Office equipment	32,517	32,517
Tenant improvements	61,414	22,846
Frozen yogurt robots	177,684	125,000
	315,680	224,427
Accumulated depreciation	(115,889)	(70,181)
	$199,791	$154,246

For the years ended June 30, 2018 and 2017, depreciation expense was approximately $46,000 and $28,000, respectively.

5. Intangible property

As of June 30, intangible property consisted of the following:

	2018	2017

Patents	$2,440,000	$2,440,000
Computer software	116,176	116,176
	2,556,176	2,556,176
Accumulated amortization	(686,052)	(294,609)
	$1,870,124	$2,261,567

For the years ended June 30, 2018 and 2017, amortization expense was approximately $391,000 and $215,000, respectively.

Patents

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set off of up to $1 million, under certain circumstances. For the year ended June 30, 2018, the Company entered into two settlements related to the intellectual property totaling $185,000. As of June 30, 2018, the Company made approximately $135,000 in payments. All settlement payments are a reduction of the note payable. (See Note 6).

RFI previously granted the Company an exclusive license to market RFI's frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's, in the United States and its territories (excluding Puerto Rico) and Canada. The assets acquired pursuant to the Agreement, are substantially all of the assets previously licensed to the Company.

Computer software

Computer software represents capitalized costs of the customer relationship management software utilized by the Company.

6. Notes payable

As of June 30, notes payable consisted of the following:

	2018	2017

Senior Secured Promissory Notes	$23,000	$334,000
Convertible Secured Debt	250,000	250,000
Convertible Promissory Note	-	300,000
Robofusion Note Payable	1,342,132	1,850,858
Bridge Notes Payable	-	302,100
Convertible Notes Payable	-	6,666
	1,615,132	3,043,624
Less current maturities	(879,017)	(1,710,291)

	$736,115	$1,333,333

Maturities of the notes payable, net of discounts, are as follows:

2018	$879,017
2019	$627,590
2020	$108,525

$1,615,132

Senior secured promissory notes

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000. The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan. The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights. The Initial Notes are secured by substantially all assets of the Company. On September 23, 2014, the holders of the Company's Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016, and on March 15, 2016, the Notes were further extended to September 30, 2016. The notes aggregating $334,000 have been further extended to December 31, 2018 and $167,000 of the notes, plus accrued interest, were converted to common stock at $.16 per share on January 20, 2017. The remaining outstanding notes, aggregating $334,000, have been granted conversion rights at $.16 per share. The conversion right granted was fixed at the closing trading price of the stock. As a result, the Company determined that the conversion right was not a derivative in accordance with ASC 815, Derivatives and Hedges, the host instrument was conventional convertible, and that no beneficial conversion feature was present. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

As of June 30, 2018 and 2017, the outstanding balance was approximately $23,000 and $334,000, respectively.

For the year ended June 30, 2018, approximately $311,000 of principal and $132,000 of accrued interest was converted into approximately 2,767,000 shares of common stock.

As of June 30, 2018 and 2017, accrued interest was approximately $6,000 and $107,000, respectively.

For the years ended June 30, 2018 and 2017, interest expense was approximately $31,000 and $40,000, respectively.

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

At June 30, 2018, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On January 20, 2017, the Company extended both tranches until December 31, 2018. As part of the extension, the holder was granted conversion rights at $.16 per share. The conversion right granted was fixed at the closing trading price of the stock. As a result, the Company determined that the conversion right was not a derivative in accordance with ASC 815, Derivatives and Hedges, the host instrument was conventional convertible, and that no beneficial conversion feature was present. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

As of June 30, 2018 and 2017, the outstanding balance was approximately $250,000.

As of June 30, 2018 and 2017, accrued interest was approximately $81,000 and $56,000, respectively.

For the years ended June 30, 2018 and 2017, interest expense was approximately $25,000 and $25,000, respectively.

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

The Company considered the guidance in ASC 815, Derivatives and Hedging, and ASC 470-40, Debt With Conversion and Other Options, to account for the warrants and recognized a debt discount and increase in additional paid-in capital at the relative fair value of approximately $78,000. The Company considered the guidance in ASC 815, Derivatives and Hedging, for the conversion feature and recognized a debt discount and derivative liability at the estimated fair value of approximately $401,000. As a result, the total debt discount was approximately $480,000 at issuance. The discount was amortized as an accretion of discount on notes payable over the term of the loan using the effective interest rate method and included in interest expense in the accompanying statement of operations. The change in the estimated fair value of the derivative liability is recognized in the accompanying statement of operations at each reporting period. During the years ended June 30, 2018 and 2017, the Company has recognized a derivative loss of approximately $220,000 and $224,000 respectively. At June 30, 2017 the Company had a derivative liability related to the Promissory Note of $560,007. During the year ended June 30, 2018, the derivative was eliminated, as the warrants exercise date expired on June 20, 2018. As a result, the estimated fair value of the derivative of as of the date of expiration of approximately $780,000 was recognized in additional paid-in capital in the accompanying statement of changes in shareholders’ deficit.

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

On January 20, 2017, the note was extended through June 30, 2017 and the warrant price was reduced to $.30 per share, provided that the warrants must be exercised for cash. Furthermore, the warrant expiration date was amended to June 20, 2018. As of June 20, 2018, no warrants were exercised. The Company determined that the cash and non-cash effect of the modification was less than 10% in aggregate. As a result, the modification was not deemed substantive and therefore, was not accounted for as an extinguishment of debt, and did not recognition a gain or loss.

During the years ended June 30, 2018 and 2017, principal payments were $300,000 each year. As of June 30, 2018 and 2017, the outstanding balance was approximately $0 and $300,000, respectively.

As of June 30, 2018 and 2017, accrued interest was approximately $0 and $24,000, respectively. For the years ended June 30, 2018 and 2017, interest payments were approximately $25,000 and $6,000, respectively.

For the years ended June 30, 2018 and 2017, interest expense was approximately $1,000 and $30,000, respectively.

Robofusion note payable

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000. The Company also issued to RFI a three-year, $2 million note.

In connection with the issuance of the note payable, the Company issued a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share (see Note 5). At inception, the estimated fair value of the warrant was approximately $174,000, and was recognized as a debt discount. For the years ended June 30, 2018 and 2017, approximately $50,000 and $25,000 was accreted to interest expense in the accompanying statement of operations.

As of June 30, 2018 and 2017, the outstanding balance was approximately $1,441,000 and $2,000,000, respectively. During 2018, principal payments were approximately $424,000 and indemnification payments were approximately $135,000.

As of June 30, 2018 and 2017, accrued interest was approximately $15,000 and $0, respectively. For the year ended June 30, 2018, interest payments were approximately $45,000.

For the years ended June 30, 2018 and 2017, interest expense was approximately $60,000 and $30,000, respectively.

Bridge notes payable

On February 28, 2017, the Company executed two short-term bridge notes aggregating $345,000. The notes bear interest at 0% per annum and matured on July 28, 2017. In connection with the note issuances, the Company recognized an original issue discount of approximately $45,000 and a debt discount approximately $57,000 related to the issuance of 75,000 shares of the Company’s common stock (Note 7), for a total debt discount of approximately $102,000. The debt discount was amortized over the life of the loan.

During the years ended June 30, 2018 and 2017, principal payments were approximately $323,000 and $22,000, respectively. As of June 30, 2018 and 2017, the outstanding balance was approximately $0 and $323,000, respectively.

As of June 30, 2018 and 2017, accrued interest was approximately $0 and $5,000, respectively.

For the years ended June 30, 2018 and 2017, interest expense was approximately $2,000 and $5,000, respectively.

For the years ended June 30, 2018 and 2017, approximately $20,000 and $82,000 was accreted to interest expense in the accompanying statement of operations.

Convertible notes payable

Beginning April 2013 through June 19, 2013, we issued convertible notes payable to three entities or individuals in exchange for cash proceeds totaling approximately $250,000. The notes were unsecured and bore interest at 12% per annum. The notes bore maturity dates ranging from June 30, 2013 to August 31, 2013, the earlier of their being outstanding for 60 days, or upon the transfer of 25% or more of our Company's share ownership or upon our merger with a public company (all as defined in the note agreements). Repayment of the notes was personally guaranteed by the beneficial shareholder of FHV Holdings Corp, a California corporation ("FHV CAL"), a director of our Company. On July 19, 2013, $210,000 of the outstanding balance of the notes was tendered in exchange for 552,418 shares of FHV International's common stock.

During the year ended June 30, 2018, principal payments were approximately $7,000. As of June 30, 2018 and 2017, the outstanding balance was approximately $0 and $7,000, respectively.

7. Stockholders’ deficit

For the year ended June 30, 2018, the Company issued or recognized:

•	Approximately 30,303,000 shares of common stock for gross proceeds of approximately $16,362,000, net of approximately $2,082,000 in issuance costs.
•	200,000 shares of common stock representing $300,000 of stock subscription receivable. Proceeds were received subsequent to June 30, 2018.
•	Approximately 2,768,000 shares of common stock for the conversion of approximately $311,000 of convertible debt and $132,000 of accrued interest.
•

150,000 shares of common stock in connection with a legal settlement. The estimated fair value based on the closing price on the date of the settlement was approximately $144,000, and was a reduction of the provision for franchisee rescissions and refunds. In connection with the settlement, the Company guaranteed the shareholder would receive proceeds of $200,000 from the sale of the shares. See Note 12.

•	Approximately 502,000 shares of common stock for approximately $1,161,000 of marketing and other services.
•	Approximately 628,000 shares of common stock for the cashless exercise of options under the 2013 Equity Incentive Plan. (See Note 8).
•	Approximately $1,636,000 in stock-based compensation related to options issued inside and outside the 2013 Equity Incentive Plan
•	Approximately $780,000 in derivative liability.

For the year ended June 30, 2017, the Company issued or recognized:

•	5,285,000 shares of common stock for gross proceeds of approximately $2,642,000.
•	Approximately 969,000 shares of common stock for franchise refunds of approximately $194,000.
•	Approximately 1,326,000 shares of common stock for the conversion of $167,000 of notes payable.
•	75,000 shares of common stock in connection with bridge notes payable, with an estimated fair value of $57,000.
•	Approximately 162,000 shares of common stock for the cashless exercise of options under the 2013 Equity Incentive Plan. (See Note 8).
•	Approximately $402,000 in stock-based compensation related to options issued inside and outside the 2013 Equity Incentive Plan.

8. Stock-based compensation

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

During the years ended June 30, 2018 and 2017, the Company granted stock options under its 2013 Plan. Stock- based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in operating expense in the accompanying consolidated statement of operations for the years ended June 30, 2018 and 2017. During the years ended June 30, 2018 and 2017, options issued were valued using a binomial valuation method assuming the following:

	2018	2017

Expected volatility	133%-234.30%	133%
Dividend yield	0%	0%
Forfeiture rate	20%	20%
Risk-free interest rate	1.59%-2.44% %	1.38%
Expected life in years	3.5	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $1,636,000 and $402,000 for the years ended June 30, 2018, and 2017, respectively.

The following table summarizes the stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual	Aggregate
		Per	Term	Intrinsic
	Options	Share	(Years)	Value

Outstanding at July 1, 2016	2,514,448	$0.22	5.84	$455,115
Granted	2,300,000	0.27
Exercised	(215,000)	0.21
Forfeited	(479,374)	0.16

Outstanding at June 30, 2017	4,120,074	0.25	5.67	2,397,883
Granted	332,500	1.48
Exercised	(719,448)	(0.22)
Forfeited	(591,250)	0.38

	3,141,876	0.21	5.23	$6,168,665

Vested options	2,732,876
Remaining options expected to vest	409,000

At June 30, 2018, the total estimated unrecognized compensation cost related to options totaled approximately $341,000.

During the year ended June 30, 2017, warrants to purchase 1,520,000 shares at $.50 per share were granted to Robofusion as part of the asset purchase agreement (Note 6). As of June 30, 2018, there were 3,520,000 warrants outstanding, of which 2,000,000 have an exercise price of $.30 per share and 1,520,000 have an exercise price of $.50 per share. The warrants expire five years from the date of grant.

Non-Qualified Stock Options

For the year ended June 30, 2017, the Company granted non-qualified stock options (outside of the 2013 Plan) aggregating 5,000,000 and 500,000, respectively to its Chairman and CEO. The options vest 50% upon the delivery of 400 robotic soft serve vending kiosks or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 robotic soft serve vending kiosks or achieving cumulative revenue of $30 million.

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

For the years ended June 30, 2018 and 2017, the Company recognized approximately $279,000 and $116,000, respectively. Remaining stock-based compensation to be recognized is approximately $303,000. No options have vested and the remaining options expected to vest is 4,400,000.

For the year ended June 30, 2018, the Company granted non-qualified stock options (outside of the 2013 Plan) to the following:

•	The Company granted a potential of 1,175,000 options to employees. The options vest based on objective criteria consisting of sales and overall Company goals.

•

Furthermore, we granted a potential of 6,375,000 options to the Chairman, CEO and management employees with an exercise price of $0.87 per share. The options vest 50% upon 1,200 units installed or $45 million in cumulative revenue; and 50% upon 2,000 units installed or $75 million in cumulative revenue.

The estimated fair value of the options was approximately $6,464,000. Stock-based compensation related to these awards is recognized on a straight-line basis over the expected vesting period (24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations . The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16% - 233.60
Dividend yield	0%
Risk-free interest rate	2.37% - 2.67%
Expected life in years	3.5

For the year ended June 30, 2018, the Company recognized approximately $1,067,000. Remaining stock-based compensation to be recognized is approximately $5,397,000. No options have vested and the remaining options expected to vest is 7,550,000.

9. Leases

On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $15,995. Future minimum lease payments under the Company’s Facility Lease is as follows:

2018: $191,492; 2019: $196,928; 2020: $202,554; 2021: $208,377; 2022: $214,403: Thereafter: $17,909. Rent expense totaled $230,000 and $229,000 for the years ended June 30 2018 and 2017, respectively.

10. Income taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of June 30, 2018 and 2017, the Company had a full valuation allowance on its deferred tax assets.

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	2018	2017

Current tax provision (benefit):
Federal	-	-
State	4,800	4,800

	4,800	4,800

Deferred tax provision (benefit):
Federal	-	-
State	-	-

	-	-

Total provision (benefit) for income taxes:	4,800	4,800

Significant components of deferred tax assets and liabilities are shown below:

	2018	2017

Deferred tax assets (liabilities)

Net Operating Loss	8,912,582	7,008,920
Accruals	51,330	566,470
Compensation	449,380	287,609
Inventory	102,661	19,917
State Tax	1,176	2,176
Bad Debt Reserve	44,660	79,155
Revenue	579,856	229,451
Contributions	16,689	2,083
Other		18,901

Total gross deferred tax assets	10,158,334	8,214,682
Valuation allowance	(10,225,893)	(8,258,448)
Net deferred tax assets	(67,559)	(43,766)

Total deferred tax liabilities

Fixed Assets	80,374	103,585
Debt Discount	(12,815)	(59,819)

Total	-	-

In assessing the realizability of deferred tax assets of $10,158,334 at June 30, 2018 management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes to the recognized income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows for the years ended June 30, 2018 and 2017:

	2018		2017
Expected tax at 34%	(6,866,090)	34.00%	(3,830,044)	34.00%
State income tax, net of federal tax	(395,011)	1.96%	(537,880)	4.78%
Permanent Items	686,153	-3.40%	181,491	-1.61%
Results of Change in Federal Tax Rates	4,731,271	-23.43%	-	0.00%
Change in valuation allowance	1,967,446	-9.74%	4,097,830	-36.38%
Research Credits	-	0.00%		0.00%
Other / True-up	(118,969)	0.59%	93,403	-0.83%

Provision (Benefit) for income taxes	4,800	-0.02%	4,800	-0.04%

During the years ended June 30, 2018 and 2017, the valuation allowance increased by $1,967,000 and $4,107,000, respectively. At June 30, 2018, the Company had federal and state net operating carryforwards of approximately $33,841,000 and 24,719,000 respectively. The federal and state loss carryforwards begin to expire in 2031 unless previously utilized. Our tax returns for the years 2014 - 2017 are open for examination by the taxing authorities.

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

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was $4.8 million that is fully offset by a corresponding decrease to our valuation allowance.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. As of June 30, 2018 we do not have any unrecognized tax benefits. We do not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

11. Commitments and contingencies

During fiscal year 2018, the Company began a voluntary internal investigation into payments made with respect to the Company’s primary stock sales and whether the payments complied with Section 15 of the Securities Exchange Act of 1934.  The Company paid a bonus to certain members of its franchise sales staff and to the Company’s Chairman for any shares of the Company’s stock that potential franchisees purchased.  In this regard, the Company paid approximately $332,000 to its franchise sales staff and a matching bonus of approximately $332,000 to its Chairman for the time period July 2017 to April 2018.  The Company also paid an outside service provider pursuant to a written contract for franchise reengagement leads.  The Company has determined that the outside service provider had some involvement in generating reengagement leads of potential franchisees who also may have had an interest in purchasing stock.  These payments are in relation to the $16.4 million (net of offering costs) raised by the Company during the fiscal year. The Company has engaged outside counsel, has ceased and will not make further payments with regard to the Company’s stock sales, will take remedial measures (including oversight and education), and, as deemed appropriate, will take steps to recapture the value of those payments previously made. The Audit Committee will take charge of and oversee the continued internal investigation and remediation efforts.  The Company cannot reasonably estimate any potential liability or recovery, if any, related to these payments.

There are warranties on our vending machines extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor. As a result, no warranty liability or expense was recognized in 2018 or 2017. The Company provides a one year parts warranty on its robotic soft serve vending kiosks.

As of June 30, 2018, the Company had unconditional purchase contracts of approximately $12,870,000 for the purchase or inventory for the frozen yogurt and ice cream robots.

On May 19, 2018, the Company entered into an 18 month consulting contract with a franchisee. Consideration is a total of 300,000 shares of common stock. 50,000 shares of common stock vest every three months during the term of the contract. If the consultant resigns or is terminated, the Company has the option to repurchase the vested shares at the lesser of the fair market value of the shares at the time the repurchase option is exercised and the purchase price The Company accounted for the shares in accordance with ASC 505-50, Equity-Equity Based Payments to Non-Employees. The estimated fair value of the shares was based on the closing trading price on June 30, 2018. The expense is recognized over the vesting period of the shares of common stock. As of June 30, 2018, no shares had vested. For the year ended June 30, 2018, the Company recognized approximately $131,000 of other expense in the accompanying statement of operations.

On June 6, 2018, the Company entered into an agreement with two investors in connection with the Company’s private placement memorandum. The investors have the right to purchase:

•	From June 6 through June 30, 2018, 300,000 shares of common stock at $1.00 per share. As of June 30, 2018, the investors purchased 300,000 shares of common stock.

•	From July 1 through September 30, 2018, 1,000,000 shares of common stock at $1.00 per share. As of September 30, 2018, no shares were purchased.

•	From October 1 through December 31, 2018, 1,333,333 shares of common stock at $1.50 per share. As of the date of this report, no shares were purchased.

From time to time, we may become involved in litigation and other legal actions, including disagreements with to any pending litigation or franchise agreement rescissions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Estimated legal costs expected to be incurred to resolve legal matters are recorded to the consolidated balance sheet and statements of operations.

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

12. Related party transactions

Related party debt consisted of the following:

	2018	2017

Secured Promissory Notes	$296,779	$296,779

Convertible Promissory Note	240,007	353,187

	536,786	649,966

Less current maturities	(536,786)	(649,966)

	$-	$-

Maturities of notes payable, are as follows:

June 30, 2018	$536,786	$649,966

Notes Payable to Socially Responsible Brands

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the year ended 2018, the Company paid $0 of principal and interest, respectively, under the Notes. During the year ended 2017, the Company paid $115,617 and $34,383 of principal and interest, respectively, under the Notes.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their Notes into shares of the Company’s stock at $.16 per share. Furthermore, on September 18, 2017, the Notes were amended whereby the interest rate was modified to a rate of 20% per annum effective October 1, 2016. Additionally, the Notes were further extended until December 31, 2018.

Notes Payable to Nick Yates

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $0 and $194,000, to operations during the years ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and 2017, $240,000 and $353,000, respectively were outstanding under the Loan.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share. Furthermore, Loans were extended until December 31, 2018.

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

Other Transactions

The Company paid a bonus to the Chairman for shares of the Company’s stock that potential franchisees purchased. In this regard, the Company paid approximately $332,000 to its Chairman for the time period July 2017 to April 2018. The Company will take steps to recapture the value of these payments previously made to its Chairman.

In July 2017, the Company issued 150,000 shares of common stock in connection with settlement of a former franchisee (see Note 11). Terms of the agreement state that Nick Yates will receive 50% of the proceeds in excess of $200,000.

The spouse of the Company’s Chairman was employed by the Company during 2017 and through May 31, 2018. The Company charged approximately $38,000 and $40,000 to operations for her compensation in 2018 and 2017, respectively.

As of June 30, 2018 and 2017, prepaid expenses and other current assets in the accompanying balance sheet included approximately $28,000 and $14,000, respectively, of short-term advances to an officer of the Company.

As of June 30, 2017, prepaid expenses and other current assets in the accompanying balance sheet included approximately $21,000, from a loan to an officer of the Company. During the year ended June 30, 2018, the loan was repaid in-full.

The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002.

13. Segment Information

The segment information consisted of the following:

	June 30, 2018
	R&I	FHV	Other	Total

Revenue:
Frozen Yogurt Robots	$137,029	$-	$-	$137,029
Vending Machines	-	178,111	-	178,111
Royalties	-	296,422	-	296,422
Franchises	13,750	15,475	-	29,225
Company-owned Machines	-	-	165,686	165,686
Agency Sales, net	-	59,659	-	59,659
Other	24,462	-	-	24,462
Total	$175,241	$549,667	$165,686	$890,594

Depreciation and Amortization	$400,527	$81,739	$25,000	$507,266

Operating Loss	$(17,483,787)	$(1,519,564)	$(7,780)	$(19,011,131)

Interest Expense	$145,572	$154,686	$-	$300,258

Change in Estimated Fair Value of Derivative Liabilities	$-	$(220,003)	$-	$(220,003)

Purchases of Property and Equipment	$24,111	$37,141	$30,000	$91,252

Total Assets	$31,574,645	$292,664	$108,644	$31,975,953

	June 30, 2017
	R&I	FHV	Other	Total

Revenue:
Frozen Yogurt Robots	$-	$-	$-	$-
Vending Machines	-	3,346,776	-	3,346,776
Royalties	-	372,042	-	372,042
Franchises	-	307,159	-	307,159
Company-owned Machines	-	-	140,690	140,690
Agency Sales, net	-	88,826	-	88,826
Other	22,895	-	-	22,895
Total	$22,895	$4,114,803	$140,690	$4,278,388

Depreciation and Amortization	$200,141	$28,150	$15,125	$243,416

Operating Loss	$(8,452,474)	$(2,030,302)	$406	$(10,482,370)

Interest Expense	$57,099	$501,046	$-	$558,145

Change in Estimated Fair Value of Derivative Liabilities	$-	$(223,980)	$-	$(223,980)

Purchases of Property and Equipment	$436,973	$-	$125,000	$561,973

Total Assets	$17,155,932	$626,950	$120,285	$17,903,167

14. Subsequent events

On various dates subsequent to July 1, 2018 through the date of this report, the Company issued 832,000 shares of common stock, aggregating approximately $1,248,000.

On October 9, 2018, the Company repaid the outstanding balance of approximately $240,000 of convertible notes payable to the Company's Chairman, Nicholas Yates, and related accrued interest of approximately $14,000, for a total of approximately $254,000.

On various dates subsequent to July 1, 2018 and through the date of this report, the Company entered into termination agreements with franchisees for refunds aggregating approximately $428,000. The Company considered the guidance in ASC 855, Subsequent Events, and determined that no accrual was required as of June 30, 2018.

Because it was determined the assets of FHV LLC are currently insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

