Form 10-Q
period 2018-09-30
Generation NEXT Franchise Brands, Inc.
filed 2018-11-23
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of November 15, 2018: 70,873,676.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018 (unaudited)	June 30, 2018 (audited)
Assets
Current assets:
Cash	$1,595,010	$10,017,667
Restricted cash	5,243,182	3,710,694
Accounts receivable	-	54,128
Contract assets - due from franchisees	5,834,509	7,250,951
Stock subscriptions receivable	-	300,000
Inventory on-hand, net of allowance for obsolete inventory of $400,000 and $300,000, respectively	10,360,594	3,011,484
Deposit for inventory	6,840,533	5,152,897
Prepaid expenses and other current assets	87,056	70,149
Current assets held for disposition	-	292,664

Total current assets	29,960,884	29,860,634

Property and equipment, less accumulated depreciation of $129,236 and $115,889, respectively	186,443	199,791

Intangible assets, net of accumulated amortization of $784,102 and $686,052, respectively	1,772,074	1,870,124

Deposits	48,896	45,404

Total assets	$31,968,297	$31,975,953

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$4,757,903	$4,531,547
Contract liabilities - customer advances and deferred revenues	39,549,356	37,221,943
Provision for franchisee rescissions and refunds	3,753,050	1,924,121
Accrued personnel expenses	504,597	553,314
Notes payable, net of discount of $49,716 and $49,716, respectively	1,036,724	879,017
Contingent liability	200,000	200,000
Due to related party	536,786	536,786
Deferred rent	47,158	34,541
Current liabilities held for disposition	-	1,291,676

Total current liabilities	50,385,574	47,172,945
Notes payable - long term, net of discount of $37,281 and $49,716, respectively	479,081	736,115

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 70,873,676 and 69,378,052 outstanding, respectively	70,872	69,376
Additional paid-in capital	29,558,351	27,515,602
Accumulated deficit	(48,525,581)	(43,518,085)

Total stockholders' deficit	(18,896,358)	(15,933,107)

Total liabilities and stockholders' deficit	$31,968,297	$31,975,953

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,
	2018	2017
Revenues:
Vending machine sales, net	$1,687,500	$-
Franchise fees	1,584	-
Company owned machine sales	29,071	61,726
Royalties	17,632	-
Other	22,206	104

Total revenue	1,757,993	61,830

Cost of revenues	1,661,623	53,432

Gross margin	96,370	8,398

Operating expenses:
Personnel	1,335,407	901,020
Marketing	798,045	746,755
Professional fees	426,106	128,283
Insurance	81,945	52,408
Rent	54,193	43,096
Depreciation and amortization	111,399	106,110
Stock compensation	762,534	124,375
Research and development	999,005	901,407
Provision for legal settlement	83,474	9,000
Other	545,239	208,696

Total operating expenses	5,197,347	3,221,150

Loss from operations	(5,100,977)	(3,212,752)

Other expenses:
Interest expense	(35,592)	(74,224)
Accretion of discount on notes payable	(12,429)	-

Loss before provision for income taxes	(5,148,998)	(3,286,976)

Provision for income taxes	-	-

Loss from continuing operations	(5,148,998)	(3,286,976)

Gain (loss) from discontinued operations	141,502	(700,353)

Net loss	$(5,007,496)	$(3,987,329)

Net loss per share from continuing operations -
basic and diluted	$(0.07)	$(0.09)

Loss per share from discontinued operations -
basic and diluted	0.00	(0.02)

Net loss per share - basic and diluted	$(0.07)	$(0.11)

Weighted average shares used in computing net
loss per share - basic and diluted	69,611,593	37,018,842

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,007,496)	$(3,987,329)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	111,399	106,110
Interest accretion on notes payable	12,429	32,829
Loss on derivative liability	-	220,003
Stock-based compensation	762,534	136,090
Deferred rent	12,617	13,526
Bad debt expense	-	32,516
Stock issued for services	5,010	-
Changes in operating assets and liabilities:
Accounts receivable	72,579	(1,384,151)
Contract asset - due from franchisee	1,416,442	-
Inventory on-hand	(7,102,814)	(639,890)
Deposits for inventory	(1,687,636)	-
Prepaid expenses and other current assets	(16,907)	181,811
Deposits	(3,490)	-
Accounts payable and accrued liabilities	151,911	911,740
Customer advances and deferred revenues	1,811,896	3,446,955
Provision for franchisee rescissions and refunds	1,132,929	(165,325)
Accrued personnel expenses	(48,717)	37,634

Cash flows used in operating activities	(8,377,314)	(1,057,481)

Cash flows from investing activities:
Purchases of property and equipment	-	(26,458)

Cash flows used in investing activities	-	(26,458)

Cash flows from financing activities:
Payments of notes payable to related party	-	(622,500)
Payments of notes payable	(88,756)	-
Proceeds from issuance of common stock, net of issuance costs	1,547,984	2,017,200

Cash flows provided by financing activities	1,459,228	1,394,700

Change in cash and restricted cash	(6,918,086)	310,761

Cash and restricted cash, beginning of period	13,756,278	1,752,522

Cash and restricted cash, end of period	$6,838,192	$2,063,283

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$20,135	$154,939
Income taxes	$9,850	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt and accrued interest into shares of common stock	$28,717	$-
Cashless exercise of options	$432	$-

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

During fiscal year 2017, we obtained the exclusive rights to sell a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in a number of states in the U.S. and Canada and have booked a net 1,281 units aggregating approximately $54 million (net of installed robots and franchisee refunds) in customer advances-due from franchisees and contract liabilities- franchisees advances and deferred revenues, prior to certain offset adjustments aggregating 13.8 million. Furthermore, the Company has additional commitments for 2,647 robots aggregating $102 million.

As of September 30, 2018, and through the date of this report, the Company has delivered and installed 123 frozen yogurt vending machines. The Company has redeveloped the next generation frozen yogurt robot and has spent approximately $5.2 million and $1 million in research and development expenses through June 30, 2018 and September 30, 2018, respectively. The Company anticipates it will continue to incur additional research and development expenses throughout fiscal 2019.

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

2. Summary of Significant Accounting Policies

Basis of accounting

The included (a) condensed consolidated balance sheet as of June 30, 2018, which has been derived from audited consolidated financial statements and (b) the unaudited condensed consolidated statements as of September 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2018 filed on October 19, 2018.

Liquidity and capital resources

For the quarter ended September 30, 2018 we had a net loss totaling approximately $5,007,000 with negative cash flows from operations totaling approximately $8,377,000. Our cash balance at September 30, 2018 was approximately $1,595,000. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research and development expenditures related to our robotic soft serve vending kiosks and for the purchase of robot inventory. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. During fiscal year 2018 and through the date of this report, the Company raised approximately $17.6 million through the sale of common stock. Furthermore, the Company anticipates generating a significant amount of our required capital resources from deposits on sales of new franchises, royalties from existing and future franchise installs and revenue from corporate-owned kiosks. If additional funds are required, management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property), capital expenditures for the purchase of franchisee and corporate-owned and operated robotic soft serve vending kiosks, as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of robotic soft serve vending kiosks until such time that we may able to prepay for the robots.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Reis & Irvy’s, Inc., FHV LLC (recorded as discontinued operations), 19 Degrees, Inc., Generation Next Vending Robots, The Fresh and Healthy Vending Corporation, and FHV Acquisition, Corp. All significant intercompany accounts and transactions are eliminated.

Use of estimates

The preparation of our Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include our provisions for bad debts, franchisee rescissions and refunds, legal estimates, stock-based compensation, derivative liability and the valuation allowance on deferred income tax assets. It is at least reasonably possible that a change in the estimates will occur in the near term.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and cash equivalents

All investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at September 30. 2018 and June 30, 2018. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At September 30, 2018, bank balances, per our bank, exceeding federally insured limits totaled approximately $1,212,000. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer and inventory suppliers. At September 30, 2018 and June 30, 2018, the Company had approximately $5,243,000 and $3,710,000, respectively maintained in escrow accounts for these purposes.

Accounts receivable, net

Accounts receivable arise primarily from royalties and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers (located throughout North America, the Bahamas and Puerto Rico) deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $0 at September 30, 2018 and June 30, 2018, respectively.

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

Impairment of long-lived assets

Impairment losses are recognized on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the periods ended September 30, 2018 and June 30, 2018, respectively.

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

Reis & Irvy’s, Inc

The primary revenue sources consisted of the following:

•	Robotic soft serve vending kiosks
•	Franchise fees
•	Royalties

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenues from robotic soft serve vending kiosks and franchise fees are recognized when the Company has substantially performed or satisfied all material services or conditions relating to the franchise agreement. Substantial performance has occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services in the franchise agreement have been performed; and 4) all other material conditions or obligations have been met. During the quarter ended September 30, 2018 and 2017, 50 and 0 robotic soft serve vending kiosks were installed and operational, respectively, and the Company had no further material conditions or obligations. During the quart ended September 30, 2018 and 2017, the Company recognized revenue of approximately $1,688,000 and $0, respectively for robotic soft serve vending kiosks and approximately $1,500 and $0, respectively in franchise fees.

Upon the execution of a franchise agreement, a deposit from the franchisee is required, and generally consists of 40% - 50% of the sales price of the frozen yogurt and ice cream robots, 50% - 100% of the initial franchise fees, and 40% - 50% of location fees. In accordance with ASC 606, the Company recognizes the contract as a contract liability – customer deposits and deferred revenue when the Company receives consideration or is due consideration. As of September 30, 2018 and June 30, 2018, the Company’s customer advances and deferred revenues were approximately $39,549,000 and $37,222,000, respectively. These amounts are net of certain off-set adjustments of $13,295,000 and $9,921,000, respectively.

The Company recognizes contract assets – due from franchisees when the Company has an unconditional right to consideration. As of September 30, 2018 and June 30, 2018, the Company’s contract assets – due from franchisees was approximately $5,835,000 and $7,251,000, respectively.

Fresh Healthy Vending LLC

Because it was determined the assets of FHV LLC are currently insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law. Consequently, the Company has accounted for FHV LLC as a discontinued operation.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

19 Degrees

The Company recognizes revenue from the sale of products from company-owned robotic soft serve vending kiosks when products are purchased. During the quarters ended September 30, 2018 and 2017, the Company recognized approximately $29,000 and $62,000, respectively.

The Company recognizes the value of company-owned machines as inventory when purchased. Subsequent to installation, the purchased cost is recognized in fixed assets and depreciated over its estimated useful life. As of June 30, 2018, there were four company-owned robotic soft serve vending kiosks included in fixed assets.

Generation Next Vending Robots

The Company recognizes revenue from the direct sale of robotic soft serve vending kiosks when the machines are installed and operational. During the quarters ended September 30, 2018 and 2017, there were no revenues from the direct sale of robots.

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

As of September 30, 2018 and June 30, 2018, the Company’s provision for Reis & Irvy’s franchisee rescissions and refunds totaled approximately $3,753,000 and $1,924,000, respectively. The balance is based on executed termination agreements and an estimate of future terminations.

Marketing and advertising

Marketing and advertising costs are expensed as incurred. There are no existing arrangements under which the Company provides or receives marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled approximately $798,000 and $747,000 for the quarters ended September 30, 2018 and 2017, respectively.

Freight costs and fees

Outbound freight charged to customers is recorded as revenue. The related outbound freight costs are considered period costs and charged to cost of revenues.

Research and Development Costs

Research and development costs are expensed as incurred. For the quarters ended September 30, 2018 and 2017, the Company recorded approximately $999,000 and $901,000, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of September 30, 2018 and June 30, 2018, and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of September 30, 2018 and June 30, 2018, and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the quarters ended September 30, 2018 and 2017.

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

Concentration of credit risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees for royalty income, and other products. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brands and market conditions within the vending industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees spread over a large geographical area and the short-term nature of the receivables. Furthermore, this risk is mitigated in large part by the Company’s collection of electronic sales from the robot kiosks.

Concentration of manufacturers

Vending machines and micro markets were supplied by a single manufacturer. Additionally, robotic soft serve vending kiosks are manufactured by one supplier; a change in suppliers could cause a delay in deliveries and possible loss of sales, which could adversely affect the Company’s operating results.

The Company uses a single supplier for its frozen confectionary consumables. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by the franchise network, other manufacturers and distributors could provide similar products on comparable terms.

Vending food products were primarily supplied by one national distributor. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by the franchise network, other distributors could provide similar products on comparable terms. The Company, and its franchisees, also use supplemental suppliers for their product selections, in addition to the national distributor.

See Note 11 for purchase commitments from our manufacturers for inventory.

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

Discontinued Operations

Pursuant to ASC 205-20 Discontinued Operations, in determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying condensed consolidated balance sheets.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the Assignment for the Benefit of Creditors, which includes the reclassification of the combined financial position and results of operations of FHV LLC as discontinued operations (see Note 12) for all periods presented.

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

Segment Information

The Company relies upon ASC 280, Segment Reporting, to determine and disclose reportable operating segments, and is organized such that each subsidiary represents a different operating purpose. As a result, the Company analyzed each subsidiary to determine reportable operating segments. In its management of operations, the chief operating decision maker, the Chief Executive Office, Nicholas Yates and Chief Financial Officer, Arthur Budman, reviews subsidiary balance sheets and statements of operations prepared on a basis consistent with U.S. GAAP.

For the periods presented, the Company determined that Reis and Irvy’s, Inc., and FHV, LLC (see Note 12 – Discontinued operations) were reportable operating segments; Generation Next Franchise Brands, Inc., 19 Degrees, Inc., Generation Next Vending Robots, The Fresh and Healthy Vending Corporation, FHV Acquisition, Corp. and FHV Acquisition, Corp. were not material segments and therefore have not been reported as such. Reis & Irvy’s, Inc. represents the sale of frozen yogurt and ice cream robots, franchise fees, royalties (12% of gross revenue) location fees, and product rebates. FHV, LLC represents the sale of fresh and healthy vending machines, franchise fees, royalties and product rebates.

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

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the quarters ended September 30, 2018 and 2017, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements of Topic 842, Leases” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the non-lease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Company is evaluating the effect ASU 2016-02, 2018-10 and 2018-11 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

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

3. Inventory

Inventory consisted of the following:

	September 30, 2018	June 30, 2018
Inventory on-hand:
Raw material	$10,030,659	$1,800,991
Work in process	594,762	1,003,773
Finished goods	135,173	506,720
	10,760,594	3,311,484
Allowance for obsolete inventory	(400,000)	(300,000)
	$10,360,594	$3,011,484

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prepaid inventory represents payments for raw material that has not been received by the Company.

See Note 10 for purchase commitments from our manufacturers for inventory.

4. Property and equipment

Property and equipment consisted of the following:

	September 30, 2018 (unaudited)	June 30, 2018 (audited)

Furniture and fixtures	$44,064	$44,065
Office equipment	32,517	32,517
Tenant improvements	61,414	61,414
Frozen yogurt robots	177,684	177,684
	315,679	315,680
Accumulated depreciation	(129,236)	(115,889)
	$186,443	$199,791

For the quarters ended September 30, 2018 and 2017, depreciation expense was $111,000 and $106,000 respectively.

5. Intangible property

Intangible property consisted of the following:

	September 30, 2018 (unaudited)	June 30, 2018 (audited)

Patents	$2,440,000	$2,440,000
Computer software	116,176	116,176
	2,556,176	2,556,176
Accumulated amortization	(784,102)	(686,052)
	$1,772,074	$1,870,124

For the quarters ended September 30, 2018 and 2017, amortization expense was $98,000 and $96,000 respectively.

Patents

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set-off of up to $1 million, under certain circumstances. Through the date of this report, the Company entered into four settlements related to the intellectual property totaling approximately $401,000. Furthermore, the Company made approximately $174,000 in payments. All settlement payments are a reduction of the note payable. (See Note 6).

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

RFI previously granted the Company an exclusive license to market RFI's frozen yogurt vending kiosks/robots, using RFI's trademarked name of Reis & Irvy's, in the United States and its territories (excluding Puerto Rico) and Canada. The assets acquired pursuant to the Agreement, are substantially all of the assets previously licensed to the Company.

Computer software

Computer software represents capitalized costs of the customer relationship management software utilized by the Company.

6. Notes payable

Senior secured promissory notes

On February 25, 2014, we issued Senior Secured Promissory Notes (the "Initial Notes") to three investors in exchange for cash totaling $501,000. The Initial Notes were set to mature on February 24, 2015 and bear simple interest at a rate of 12% paid monthly over the term of the loan. The Initial Notes also provide that our Company can raise up to $1.5 million in proceeds from the issuance of additional notes (the "Additional Notes") which would have the same seniority and security rights. The Initial Notes are secured by substantially all assets of the Company. On September 23, 2014, the holders of the Company's Initial Notes extended the maturity date from February 24, 2015 to March 15, 2016, and on March 15, 2016, the Notes were further extended to September 30, 2016. The notes have been further extended to December 31, 2018 and $478,000 of the notes, plus accrued interest, were converted to common stock at $.16 per share during fiscal 2018. The remaining outstanding notes, aggregating $23,000, were granted conversion rights at $.16 per share and were converted to common stock during the quarter ended September 30, 2018. The conversion right granted was fixed at the closing trading price of the stock. As a result, the Company determined that the conversion right was not a derivative in accordance with ASC 815, Derivatives and Hedges, the host instrument was conventional convertible, and that no beneficial conversion feature was present. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

As of September 30, 2018 and June 30, 2018, the outstanding balance was approximately $0 and $23,000, respectively.

As of September 30, 2018 and June 30, 2018, accrued interest was approximately $0 and $6,000, respectively.

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

At September 30, 2018 and June 30, 2018, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On January 20, 2017, the Company extended both tranches until December 31, 2018. As part of the extension, the holder was granted conversion rights at $.16 per share. The conversion right granted was fixed at the closing trading price of the stock. As a result, the Company determined that the conversion right was not a derivative in accordance with ASC 815, Derivatives and Hedges, the host instrument was conventional convertible, and that no beneficial conversion feature was present. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

As of September 30, 2018 and June 30, 2018, accrued interest was approximately $88,000 and $81,000, respectively.

For the quarters ended September 30, 2018 and 2017, interest expense was approximately $6,250 and $6,250, respectively.

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

Robofusion note payable

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/robots, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000. The Company also issued to RFI a three-year, $2 million note.

In connection with the issuance of the note payable, the Company issued a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share (see Note 5). At inception, the estimated fair value of the warrant was approximately $174,000, and was recognized as a debt discount. During the quarters ended September 30, 2018 and 2017, approximately $12,500 and $12,500 was accreted to interest expense in the accompanying statements of operations.

As of September 30, 2018 and June 30, 2018, the outstanding balance was approximately $1,353,000 and $1,441,000, respectively. During the quarter ended September 30, 2018, principal payments were approximately $50,000 and indemnification payments were approximately $39,000. During fiscal 2018, principal payments were approximately $424,000 and indemnification payments were approximately $135,000.

As of September 30, 2018 and June 30, 2018, accrued interest was approximately $24,000 and $15,000, respectively.

For the quarters ended September 30, 2018 and 2017, interest expense was approximately $12,000 and $16,000, respectively.

Bridge notes payable

On February 28, 2017, the Company executed two short-term bridge notes aggregating $345,000. The notes bear interest at 0% per annum and matured on July 28, 2017. In connection with the note issuances, the Company recognized an original issue discount of approximately $45,000 and a debt discount approximately $57,000 related to the issuance of 75,000 shares of the Company’s common stock (Note 7), for a total debt discount of approximately $102,000. The debt discount was amortized over the life of the loan. The bridge notes were repaid during the fiscal year ended June 20, 2018.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2018	June 30, 2018

Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on December 31, 2018 and have conversion rights at $.16 per share.	$-	$23,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures on December 31, 2018 and has conversion rights at $.16 per share.	250,000	250,000

$2,000,000 Promissory Note, bearing interest at 3.25% per annum. Principal and interest is due quarterly, over a 3 year period, net of discount of $86,997 and $99,426, respectively.	1,265,805	1,342,132

	1,515,805	1,615,132

Less current maturities	(1,036,724)	(879,017)

	$479,081	$736,115

Maturities of notes payable, net of discounts, are as follows:

September 30, 2019	$1,036,724
September 30, 2020	479,081

	$1,515,805

7. Stockholders’ deficit

For the quarter ended September 30, 2018, the Company issued or recognized:

•	Approximately 832,000 shares of common stock for gross proceeds of approximately $1,248,000
•	Proceeds of $300,000 were received subsequent to June 30, 2018 for 200,000 shares of common stock that was issued prior to June 30, 2018.
•	Approximately 179,000 shares of common stock for the conversion of approximately $23,000 of convertible debt and $5,700 of accrued interest.
•	Approximately $763,000 in stock-based compensation related to options issued inside and outside the 2013 Equity Incentive Plan.
•	Approximately 432,000 shares of common stock for the cashless exercise of options under the 2013 Equity Incentive Plan. (See Note 8).

For the quarter ended September 30, 2017, the Company issued or recognized:

•	We issued 4,120,517 shares of common stock during the quarter ended September 30, 2017 for proceeds aggregating $2,017,200.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2018, the Company granted stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period (24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017. Continuous employment is required for the options to vest, and there are no other performance requirements. The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16%-234.30%
Dividend yield	0%
Risk-free interest rate	2.33%-2.44%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company’s stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of approximately $46,000 and $136,000 during the three months ended September 30, 2018 and 2017, respectively. Remaining stock-based compensation to be recognized is approximately $295,000.

The following table summarizes the stock option activity under the 2013 Plan through September 30, 2018:

	Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	3,141,876	$0.21	5.23	$6,168,665
Granted	-	$-
Exercised	(449,500)	$0.43
Forfeited	-	$-

Outstanding at September 30, 2018	2,692,376	$0.38	1.92	$674,930

Vested options	2,310,501
Remaining options expected to vest	381,875

At September 30, 2018, the outstanding options had an average remaining expected life of 2.06 years. Furthermore, at September 30, 2018, 2,310,501 options were exercisable at a weighted average exercise price of $0.23.

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

The estimated fair value of the options was approximately $698,000. Stock-based compensation related to these awards is recognized on a straight-line basis over the expected vesting period (24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017. The options issued were valued using a binomial method assuming the following:

Expected volatility	134.81%
Dividend yield	0%
Risk-free interest rate	1.50%
Expected life in years	3.5

During the three months ended September 30, 2018, the Company recognized stock-based compensation expense of approximately $70,000. Remaining stock-based compensation to be recognized is approximately $233,000. No options have vested and the options expected to vest is 4,400,00.

There were no non-qualified stock options granted during the three months ended September 30, 2018.

During February 2018, the Company granted nonqualified stock options (outside of the 2013 Plan) to the following:

•	The Company granted a potential of 1,175,000 options to employees. The options vest based on objective criteria consisting of sales and overall company goals.

•	Furthermore, we granted a potential of 6,375,000 options to the Chairman, CEO and management employees with an exercise price of $0.87 per share. The options vest 50% upon 1,200 units installed or $45 million in cumulative revenue; and 50% upon 2,000 units installed or $75 million in cumulative revenue.

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

Expected volatility	232.16% - 233.60%
Dividend yield	0%
Risk-free interest rate	2.37% - 2.39%
Expected life in years	3.5

During the three months ended September 30, 2018, the Company recognized stock based compensation expense of approximately $646,000. Remaining stock-based compensation to be recognized is approximately $4,750,000. No options have vested and the remaining options expected to vest is 6,040,000.

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

2018: $47,873; 2019: $196,928; 2020: $202,554; 2021: $208,377; 2022: $214,403: Thereafter: $17,909. Rent expense totaled $54,000 and $43,000 for the three months ended September 30, 2018 and 2017, respectively.

10. Commitments and contingencies

During fiscal year 2018, the Company began a voluntary internal investigation into payments made with respect to the Company’s primary stock sales and whether the payments complied with Section 15 of the Securities Exchange Act of 1934. The Company paid a bonus to certain members of its franchise sales staff and to the Company’s Chairman for any shares of the Company’s stock that potential franchisees purchased. In this regard, the Company paid approximately $332,000 to its franchise sales staff and a matching bonus of approximately $332,000 to its Chairman for the time period July 2017 to April 2018. The Company also paid an outside service provider pursuant to a written contract for franchise reengagement leads. The Company has determined that the outside service provider had some involvement in generating reengagement leads of potential franchisees who also may have had an interest in purchasing stock. These payments are in relation to the $16.4 million (net of offering costs) raised by the Company during the fiscal year ended June 30, 2018. The Company has engaged outside counsel, has ceased and will not make further payments with regard to the Company’s stock sales, will take remedial measures (including oversight and education), and, as deemed appropriate, will take steps to recapture the value of those payments previously made. The Audit Committee has taken charge of and is overseeing the continued internal investigation and remediation efforts. The Company cannot reasonably estimate any potential liability or recovery, if any, related to these payments.

There are warranties on our vending machines extended by the machine manufacturer and its distributors, but required repairs to the machines are the responsibility of the franchisees. To the extent the machines remain under warranty, our franchisees transact directly with the manufacturer or its distributor. As a result, no warranty liability or expense was recognized in 2018 or 2017. The Company provides a one-year parts warranty on its robotic soft serve vending kiosks. Our frozen yogurt robots are supplied by a single manufacturer. Although there are a limited number of manufacturers, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect our operating results.

Our frozen yogurt consumables will be supplied by several distributors, based on geographical location. However, there may be only one supplier in each geographic location. A change in suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect our operating results.

As of September 30, 2018, the Company had unconditional purchase contracts of approximately $6,115,000 for the purchase of inventory for the frozen yogurt and ice cream robots.

On May 19, 2018, the Company entered into an 18-month consulting contract with a franchisee. Consideration is a total of 300,000 shares of common stock. 50,000 shares of common stock vest every three months during the term of the contract. If the consultant resigns or is terminated, the Company has the option to repurchase the unreleased shares at the lesser of the fair market value of the shares at the time the repurchase option is exercised and the purchase price The Company accounted for the shares in accordance with ASC 505-50, Equity-Equity Based Payments to Non-Employees.

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

11. Related party transactions

Related party debt consisted of the following:

	September 30, 2018	June 30, 2018

Secured Promissory Notes	$296,779	$296,779

Convertible Promissory Note	240,007	240,007

	536,786	536,786

Less current maturities	(536,786)	(536,786)

	$-	$-

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note was secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the quarter ended September 30, 2018, the Company paid $0 of principal and interest, respectively, under the Notes.

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

Notes Payable to Nick Yates

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company recorded $300,000 as a discount on the Loan and charged $0 and $0, to operations during the quarters ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and June 30, 2018, $240,000 and $240,000, respectively were outstanding under the Loan.

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

Other Transactions

During fiscal 2018, the Company paid a bonus to the Chairman for shares of the Company’s stock that potential franchisees purchased. In this regard, the Company paid approximately $332,000 to its Chairman for the time-period July 2017 to April 2018. The Company will take steps to recapture the value of these payments previously made to its Chairman.

In July 2017, the Company issued 150,000 shares of common stock in connection with settlement of a former franchisee. Terms of the agreement state that Nick Yates will receive 50% of the proceeds in excess of $200,000.

The spouse of the Company’s Chairman was employed by the Company during 2017 and through May 31, 2018. The Company charged approximately $0 and $10,000 to operations for her compensation during the three months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and June 30, 2018, prepaid expenses and other current assets in the accompanying balance sheet included approximately $21,000 and $28,000, respectively, of short-term advances to an officer of the Company.

The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002.

12. Discontinued operations

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

Discontinued operations as of September 30, 2018 and June 30, 2018 and for the three months ended September 30, 2018 and 2017 consist of the operations from the FHV LLC subsidiary.

Gain (Loss) from Discontinued Operations

	For the three months ended September 30,
	2018	2017
Revenues:
Vending machine sales, net	-	$59,082
Franchise fees	-	6,145
Agency sales, net	-	16,040
Royalties	8,041	72,981
Other	2,050	2,500

Total revenue, net	10,091	156,748

Cost of revenues	5,237	49,558

Gross margin	4,854	107,190

Operating expenses:
Personnel	-	252,764
Marketing	-	43,276
Professional fees	26,451	46,496
Insurance	-	12,827
Rent	6,199	12,317
Depreciation and amortization	-	432
Stock compensation	-	11,714
Provision for legal settlement	-	90,660
Other	6	36,339

Total operating expenses	32,656	506,825

Income (loss) from operations	(27,802)	(399,635)

Other expenses:
Interest expense	-	(80,715)
Derivative liability income (expense)	-	(220,003)

Loss before provision for income taxes	(27,802)	(700,353)

Provision for income taxes	-	-

Loss from operations	(27,802)	(700,353)

Gain from disposition of operations	169,304	-

Net gain (loss)	$141,502	$(700,353)

See accompanying notes to the unaudited condensed consolidated financial statements.

The following tables lists the assets of discontinued operations and liabilities of discontinued operations as of September 30, 2018 and June 30, 2018 and the discontinued operations for FHV LLC for the three months ended September 30, 2018 and 2017.

Assets and Liabilities of Discontinued Operations

June 30,
2018

Current assets:
Cash	$26,417
Restricted cash	1,500
Accounts receivable, net of allowance for doubtful accounts of $174,011	18,451
Inventory on-hand, net of allowance for obsolete inventory of $100,000	246,296

Current assets held for disposition	$292,664

Current liabilities:
Accounts payable and accrued liabilities	$280,159
Contract liabilities - customer advances and deferred revenues	515,517
Provision for franchisee rescissions and refunds	496,000

Total current liabilities	$1,291,676

13. Subsequent events

On October 9, 2018, the Company repaid the outstanding balance of approximately $240,000 of convertible notes payable to the Company's Chairman, Nicholas Yates, and related accrued interest of approximately $14,000, for a total of approximately $254,000.

On various dates subsequent to September 30, 2018 and through the date of this report, the Company entered into termination agreements with franchisees for refunds aggregating approximately $69,000. The Company considered the guidance in ASC 855, Subsequent Events, and determined that no accrual was required as of September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by “we,” “our” or “us”). These statements are often identified by the use of words such as “may,” “strive,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2018.

We caution the reader to carefully consider such factors. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview and Description of Business

Discussions with respect to our Company’s operations included herein refer to our operating subsidiaries, Fresh Healthy Vending LLC (“FHV LLC”) (see Note 12 to the financial statements), The Fresh and Healthy Vending Corporation (“FHV Corp”), Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. (“19 Degrees”) and Generation NEXT Vending Robots, Inc. Effective as of July 19, 2013 our Company acquired all assets of FHV Holdings Corp (“FHV Cal”) which included FHV LLC in a transaction (the “Acquisition”) accounted for as an asset acquisition. With the sale of the Green 4 Media, Inc. business under the Indemnity Agreement effective July 22, 2013, our continuing operations are exclusively those of FHV Corp., R&I, 19 Degrees and Generation NEXT Vending Robots, Inc. Information with respect to our Company’s operations prior to the Acquisition is not included herein but may be obtained from viewing our Annual Report for the year ended June 30, 2014 filed on Form 10-K on September 29, 2014.

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

During fiscal year 2017, we obtained the exclusive rights to sell a new robotic soft sever vending kiosk, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in a number of states in the U.S. and Canada and have booked a net 1,281 units aggregating approximately $54 million (net of installed robots and franchisee refunds) in customer advances-due from franchisees and contract liabilities- franchisees advances and deferred revenues, prior to certain offset adjustments aggregating 13.8 million. Furthermore, the Company has additional commitments for 2,647 robots aggregating $102 million.

As of September 30, 2018, and through the date of this report, the Company has delivered and installed 123 robotic soft serve vending kiosks. The Company has redeveloped the next generation frozen yogurt robot and has spent approximately $5.2 million and $1 million in research and development expenses through June 30, 2018 and September 30, 2018, respectively. The Company anticipates it will continue to incur additional research and development expenses throughout fiscal 2019.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt and ice cream vending robots, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was a purchase of an asset. As a result, the estimated fair of the assets acquired were capitalized. The intent of the purchase was to combine robotics and artificial intelligence platforms to facilitate the manufacture of an unattended robot in order to disrupt traditional frozen yogurt and ice cream retail establishments and, on a larger scale, establish ourselves as an industry leader in the emerging and fast-growing space of unattended retail. Since acquisition, we have developed a state-of-the art robotic soft serve vending kiosk that is a completely unique vending machine and entertainment experience. The robot accepts cash, credit cards, and is the first of its kind to accept bitcoin. A proprietary software platform is utilized that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines, which assists our franchisees and us in facilitating the management and maintenance of the vending robot. In order to protect the Company’s rights, several U.S. and international patents have been approved and granted. Our vending standards are UL (“Underwriters Laboratories”) (approval in process), NSF (“National Sanitation Foundation”) recognized (approved in August 2018), and National Automated Merchandising Association (“NAMA”) certified (approved in September 2018), which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our robotic soft serve vending robots will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations. Funds from all electronic transactions are collected by Reis & Irvy’s and remitted to the franchisee within ten days of the subsequent month.

Frozen Yogurt Robots

We manufacture a state-of-the-art frozen yogurt vending machine robot that is a completely unique vending machine and entertainment experience. The robot contains both a cash and cashless vending platform that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines. Our vending standards are UL (approval in progress), NAMA, and NSF certified, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless technology provides the highest level of data and network compliance while ensuring complete transparency. As a result, we generally handle little if any cash in the process. All transactions are managed by third parties to facilitate compliance with local and national laws and regulations.

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

Robotic Soft Serve Vending Kiosks

For our Robotic Soft Serve Vending Kiosks, we primarily provide access to Dannon’s YoCream products. These products include options of non-dairy, sorbet, tart, no-sugar added, nonfat, and low-fat frozen desserts. YoCream products are available in a wide variety of more than 70 flavors including standard flavors such as more than 5 vanillas and 4 chocolates and trendy flavors such as tarts, fruity sorbets, and seasonal favorites. Dannon YoCream is available to Franchisees across the country and internationally, the product has a 21-day thawed shelf life for minimal waste.

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

Our Principal Suppliers

The Company currently sources the components for all of its vending robots from various vendors, and has contracted with Flex Ltd., for the assembly and manufacture of the robotic soft serve vending kiosks. Additionally, there are a number of suppliers who provide various subcomponents of the robotic kiosks. We believe that our relationship with our suppliers is excellent, and likely to continue. In our view, the loss of our relationship with Flex Ltd., should it occur, may result in short term disruptions not likely to be material; however, the allocation of resources required to switch manufacturers would likely have a material impact on operations. The Company has identified other suppliers with comparable capabilities, the Company estimates that these suppliers could replace the current suppliers within three months if needed.

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

Our Employees

We had approximately 40 full-time employees as of September 30, 2018.

Seasonality

We do not expect that our business will experience significant seasonality.

Three months ended September 30, 2018 compared to three months September 30, 2017

Revenues

We had revenues of approximately $1.8 million for the three months ended September 30, 2018, compared to revenues of approximately $62,000 for the three months ended September 30, 2017. This represented an increase of approximately $1.7 million. Our revenues increased primarily due to the fact that we were shipping robots in the quarter ended September 30, 2018 and none were shipped in the prior year.

Cost of revenues

Cost of revenues was approximately $1.7 million during the three months ended September 30, 2018. Our cost of revenues are anticipated to be higher for the initial units shipped and installed as the selling price for these units was lower and the corresponding robot and installation costs were higher.

Gross margin

Gross margin for the three months ended September 30, 2018 was approximately $100,000. We anticipate that our gross profit and gross margin will increase as we gain cost efficiencies in our product costs, as well as shipping and installation expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 were approximately $5,197,000 representing an increase of approximately $1,976,000 from approximately $3,221,000 in the three months ended September 30, 2017. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of approximately $1,335,000 for the three months ended September 30, 2018 represent an increase of $434,000 or 48.2% from approximately $901,000 in the three months ended September 30, 2017. The increase was primarily attributable to an increase in personnel mix and commissions during the period from sales of robots and franchises.

Professional fees expense increased approximately $298,000 to approximately $426,000 during the three months ended September 30, 2018 from approximately $128,000 during the three months ended September 30, 2017. The increase was primarily attributable to an increase in legal, accounting and consulting fees.

Stock compensation expense increased approximately $638,000 to approximately $763,000 during the three months ended September 30, 2018 from approximately $125,000 during the three months ended September 30, 2017. The increase was primarily attributable to additional grants of stock options and additional compensation expense related to these stock grants. It should be noted that this is a non-cash expense.

Provision for legal settlement increased approximately $74,000 from approximately $9,000 during the three months ended September 30, 2017 to approximately $83,000 during the three months ended September 30, 2018. The increase was primarily attributable to an increase in franchise refunds.

Other expenses increased approximately $336,000 from approximately $209,000 during the three months ended September 30, 2017 to approximately $545,000 during the three months ended September 30, 2018. The increase was primarily attributable to an increase in franchisee relations ($114,000) and travel expense ($89,000).

Provision for income taxes

During the three months ended September 30, 2018 and 2017, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was approximately $5,007,000 during the three months ended September 30, 2018 compared to a net loss of approximately $3,987,000 for the three months ended September 30, 2017. The increase in net loss resulted from increased selling, general and administrative expenses offset by discontinued operations for FHV during the quarter ended September 30, 2017.

Basic net loss per share during the three months ended September 30, 2018 and 2017 was $0.07 and $0.11 per share, respectively.

Liquidity and Capital Resources

For the quarter ended September 30, 2018 we had a net loss totaling approximately $5,007,000 with negative cash flows from operations totaling approximately $8,377,000. Our cash balance at September 30, 2018 was approximately $1,595,000. Since the date of the closing of the FHV Acquisition, our sales were less than anticipated and the resulting cash flows from franchise sales were not sufficient to cover expenditures associated with our daily operations resulting in a substantial decrease in our cash balances and an increase in our outstanding debt. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research and development expenditures related to our robotic soft serve vending kiosks and for the purchase of robot inventory. In order to ensure sufficient liquidity for our continuing operations, we will require additional capital financing in the form of either debt or equity (or a combination thereof) financing. During fiscal year 2018 and through the date of this report, the Company raised approximately $17.6 million through the sale of common stock. Furthermore, the Company anticipates generating a significant amount of our required capital resources from deposits on sales of new franchises, royalties from existing and future franchise installs and revenue from corporate-owned kiosks. If additional funds are required, management believes that it will be able to obtain such financing on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property), capital expenditures for the purchase of franchisee and corporate-owned and operated robotic soft serve vending kiosks, as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of robotic soft serve vending kiosks until such time that we may able to prepay for the robots.

As of September 30, 2018, the Company owed $250,000 outstanding under the Financing Agreement, approximately $240,000 outstanding under a loan agreement with its Chairman, approximately $297,000 under two Secured Promissory Notes and approximately $1.4 million under a loan related to the Robofusion acquisition.

Furthermore, in connection with the sale of robots, the Company has made non-cancellable purchase commitments for certain parts aggregating $6.1 million.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at September 30, 2018.

Critical Accounting Policies

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 2 to our condensed consolidated financial statements.

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

The Company records the amount of a franchise sale, machines and franchise fees, as deferred revenue until the conditions above have been met. Once the machines are installed, the Company records the corresponding machine and as revenue, on a pro rata basis based on the number of machines installed relative to the total machines purchased. Franchise fees are recognized over the life of the contract period, usually ten years.

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life.

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of September 30, 2018 and June 30, 2018, the Company’s provision for franchisee rescissions and refunds totaled approximately $3,753,000 and $1,924,000, respectively. Our robotic soft serve vending kiosks include a one-year parts warranty from the Company. Extended parts warranties beyond the initial year may be purchased for an additional cost by the franchisee.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as contract assets – due from franchisees and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of September 30, 2018, the Company had contract assets – due from franchisees and customer advances and deferred revenues totaling approximately $5,835,000 and $39,549,000, respectively. As of June 30, 2018, the Company had contract assets – due from franchisees and customer advances and deferred revenues totaling approximately $7,251,000 and $37,222,000, respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, product royalties and annual advertising fees and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $174,000 at September 30, 2018 and June 30, 2018, respectively.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2018.

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

In connection with management’s assessment of our internal control over financial reporting, we determined that as of September 30, 2018, there was a material weakness in our internal control over financial reporting due the lack of a formalized audit committee charter. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus did not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company has partially remediated the material weakness by establishing an audit committee and appointing two independent directors, with at least one having financial expertise to be the Audit Chairman. The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002. The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework – 1992, as amended in 2013”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of September 30, 2018. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation and other legal actions, including disagreements with to any pending litigation or franchise agreement rescissions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Estimated legal costs expected to be incurred to resolve legal matters are recorded to the condensed consolidated balance sheet and statements of operations.

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

During fiscal year 2018, the Company began a voluntary internal investigation into payments made with respect to the Company’s primary stock sales and whether the payments complied with Section 15 of the Securities Exchange Act of 1934. The Company paid a bonus to certain members of its franchise sales staff and to the Company’s Chairman for any shares of the Company’s stock that potential franchisees purchased. In this regard, the Company paid approximately $332,000 to its franchise sales staff and a matching bonus of approximately $332,000 to its Chairman for the time period July 2017 to April 2018. The Company also paid an outside service provider pursuant to a written contract for franchise reengagement leads. The Company has determined that the outside service provider had some involvement in generating reengagement leads of potential franchisees who also may have had an interest in purchasing stock. These payments are in relation to the $16.4 million (net of offering costs) raised by the Company during the fiscal year ended June 30, 2018. The Company has engaged outside counsel, has ceased and will not make further payments with regard to the Company’s stock sales, will take remedial measures (including oversight and education), and, as deemed appropriate, will take steps to recapture the value of those payments previously made. The Audit Committee has taken charge of and is overseeing the continued internal investigation and remediation efforts. The Company cannot reasonably estimate any potential liability or recovery, if any, related to these payments.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors” in our Current Report on Form 10-K filed on October 19, 2018, which could materially affect our business, financial condition or operating results.

The risks described in our Annual Report on Form 10-K and above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, the Company issued 832,000 shares aggregating approximately $1,248,000.

In instances where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D. The parties ho received the securities in such instances made representations that such party (a) is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) has knowledge and experience in financial and business matters such that the purchaser is capable of evaluating the merits and risks of an investment in us, (d) had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

A. Exhibits

31.1	Certification of the Principal Executive and Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Executive and Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GENERATION NEXT FRANCHISE BRANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: November 23, 2018	By:	/s/ Nicholas Yates
Nicholas Yates

