Form 10-Q
period 2018-12-31
Generation NEXT Franchise Brands, Inc.
filed 2019-02-14
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of February 5, 2019: 70,066,461.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2018	June 30, 2018
	(unaudited)	(audited)
Assets
Current assets:
Cash	$408,745	$10,017,667
Restricted cash	4,582,430	3,710,694
Accounts receivable	-	54,128
Contract assets - due from franchisees	4,987,893	7,250,951
Stock subscriptions receivable	-	300,000
Inventory on-hand, net of allowance for obsolete inventory of $400,000 and $300,000, respectively	11,864,000	3,011,484
Deposit for inventory	2,699,140	5,152,897
Prepaid expenses and other current assets	80,389	70,149
Current assets held for disposition	-	292,664

Total current assets	24,622,597	29,860,634

Property and equipment, less accumulated depreciation of $89,924 and $115,889, respectively	100,756	199,791

Intangible assets, net of accumulated amortization of $881,492 and $686,052, respectively	1,674,684	1,870,124

Deposits	58,321	45,404

Total assets	$26,456,358	$31,975,953

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$7,360,124	$4,531,547
Contract liabilities - customer advances and deferred revenues	35,518,951	37,221,943
Provision for franchisee rescissions and refunds	3,985,132	1,924,121
Accrued personnel expenses	407,371	553,314
Notes payable, net of discount of $49,716 and $49,716, respectively	1,042,139	879,017
Contingent liability	200,000	200,000
Due to related party	296,779	536,786
Deferred rent	46,342	34,541
Current liabilities held for disposition	-	1,291,676

Total current liabilities	48,856,838	47,172,945
Notes payable - long term, net of discount of $24,852 and $49,716, respectively	330,496	736,115

Total liabilities	$49,187,334	$47,909,060

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 71,443,367 and 69,378,052 outstanding, respectively	71,442	69,376
Additional paid-in capital	30,471,033	27,515,602
Accumulated deficit	(53,273,451)	(43,518,085)

Total stockholders' deficit	(22,730,976)	(15,933,107)

Total liabilities and stockholders' deficit	$26,456,358	$31,975,953

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Revenues:
Vending machine sales, net	$4,407,121	$323	$6,094,621	$427
Franchise fees	10,927	-	12,511	-
Company owned machine sales	13,354	34,273	42,425	96,000
Royalties	50,500	-	68,132	-
Other	32,559	1,000	54,766	1,000

Total revenue, net	4,514,461	35,596	6,272,455	97,427

Cost of sale	4,211,809	2,500	5,872,925	-

Gross profit	302,652	33,096	399,530	97,427

Operating expenses:
Personnel	1,003,717	786,972	2,339,135	1,743,924
Marketing	487,830	707,422	1,285,875	1,454,177
Professional fees	700,040	76,960	1,126,146	212,519
Insurance	88,283	66,314	170,228	118,722
Rent	70,681	47,983	124,970	91,078
Depreciation and amortization	110,701	107,236	222,099	212,915
Stock compensation	711,195	-	1,473,729	124,375
Research development and engineering	1,224,701	1,023,223	2,223,706	1,924,630
Provision for franchisee refund	49,218	-	132,691	9,000
Other	477,902	228,981	1,023,542	430,823

Total operating expenses	4,924,268	3,045,091	10,122,121	6,322,163

Loss from operations	(4,621,616)	(3,011,995)	(9,722,591)	(6,224,736)

Other expenses:
Interest expense	(46,109)	(70,779)	(81,701)	(145,002)
Accretion of discount on notes payable	(12,429)	-	(24,858)	-
Loss on disposition of assets	(72,375)	-	(72,375)	-
Other income	4,657	-	4,657	-

Loss before provision for income taxes	(4,747,872)	(3,082,774)	(9,896,868)	(6,369,738)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(4,747,872)	(3,082,774)	(9,896,868)	(6,369,738)

Gain (loss) from discontinued operations	-	(704,794)	141,502	(1,405,146)

Net loss	$(4,747,872)	$(3,787,568)	$(9,755,366)	$(7,774,884)

Net loss per share - basic and diluted	$(0.07)	$(0.14)	$(0.14)	$(0.21)

Weighted average shares used in computing net loss per share - basic and diluted	70,069,253	27,978,580	70,069,253	37,748,979

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

	For the six months ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,755,366)	$(7,774,884)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	222,099	216,684
Interest accretion on notes payable	24,858	45,258
Loss on derivative liability	-	220,003
Disposal of asset	72,376	-
Stock-based compensation	1,473,729	280,329
Deferred rent	11,801	14,072
Bad debt expense	-	(24,699)
Stock issued for services	30,057	-
Changes in operating assets and liabilities:
Accounts receivable	72,579	(2,316,894)
Contract asset - due from franchisee	2,263,058	-
Inventory on-hand	(8,606,218)	(519,562)
Deposits for inventory	2,453,757	-
Prepaid expenses and other current assets	(10,240)	184,042
Deferred costs	-	(12,098)
Deposits	(12,917)	-
Accounts payable and accrued liabilities	2,554,134	393,167
Customer advances and deferred revenues	(2,218,509)	7,715,542
Provision for franchisee rescissions and refunds	1,565,011	24,226
Accrued personnel expenses	(145,943)	(186,388)

Cash flows used in operating activities	(10,005,734)	(1,741,202)

Cash flows from investing activities:
Purchases of property and equipment	-	(56,479)

Cash flows used in investing activities	-	(56,479)

Cash flows from financing activities:
Proceeds from issuance of notes payable to related party	-	3,830,812
Payments of notes payable to related party	(240,007)	(803,864)
Payments of notes payable	(244,355)	-
Proceeds from issuance of common stock, net of issuance costs	1,724,993	-

Cash flows provided by financing activities	1,240,631	3,026,948

Change in cash and restricted cash	(8,765,103)	1,229,267

Cash and restricted cash, beginning of period	13,756,278	1,752,522

Cash and restricted cash, end of period	$4,991,175	$2,981,789

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$2,567	$121,924
Income taxes	$10,215	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt and accrued interest into shares of common stock	$28,717	$-
Cashless exercise of options	$622	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and description of business

Generation NEXT Franchise Brands, Inc. (referred to herein collectively with its subsidiaries as “we”, the “Company”, “our Company”, or “GNext”) operates through its wholly-owned subsidiaries, Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. as a franchisor, direct seller, owner and operator and managing member of robotic soft serve vending kiosks that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for its kiosks; additionally, the Company has negotiated discounts with certain of its consumable manufacturers and distributors. The Company also operates its own frozen yogurt equipment and is the managing member of 19 Degrees Corporate Service, LLC, a robot investment fund (the “Fund”) that will allow accredited investors (i.e. franchisees and other direct purchase investors) to contribute kiosks to the Fund and receive quarterly profit distributions. Because it was determined the assets of FHV LLC, the Company’s previous healthy vending concept, are currently insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

During fiscal year 2017, we obtained the exclusive rights to sell a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in all U.S. states, other than South Dakota, and have booked a net 1,290 units aggregating approximately $55 million (net of installed robots and franchisee refunds) in customer advances-due from franchisees and contract liabilities- franchisees advances and deferred revenues, prior to certain offset adjustments aggregating 13.2 million. Furthermore, the Company has additional commitments for 2,666 robots aggregating $103 million.

As of December 31, 2018, and through the date of this report, the Company has delivered and installed 188 frozen yogurt vending kiosks. The Company has redeveloped the next generation frozen yogurt kiosk and has spent approximately $5.2 million and $2.2 million in research, development and engineering expenses through June 30, 2018 and December 31, 2018, respectively. The Company anticipates it will continue to incur additional research, development and engineering expenses throughout fiscal 2019.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt and ice cream vending robots, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was a purchase of an asset. As a result, the estimated fair of the assets acquired were capitalized. The intent of the purchase was to combine robotics and artificial intelligence platforms to facilitate the manufacture of an unattended robot in order to disrupt traditional frozen yogurt and ice cream retail establishments and, on a larger scale, establish ourselves as an industry leader in the emerging and fast-growing space of unattended retail. Since acquisition, we have developed a state-of-the art robotic soft serve vending robot that is a completely unique vending machine and entertainment experience. The robot accepts cash, credit cards, and is the first of its kind to accept bitcoin. A proprietary software platform is utilized that allows us to readily monitor the sales of kiosks, which assists our franchisees and us in facilitating the management and maintenance of the vending robot. In order to protect the Company’s rights, several U.S. and international patents have been approved and granted. Our vending standards are UL (“Underwriters Laboratories”) (approval in process), NSF (“National Sanitation Foundation”) recognized, and National Automated Merchandising Association (“NAMA”) certified, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our robotic soft serve vending kiosks will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations. Funds from all electronic transactions are collected by Reis & Irvy’s and remitted to the franchisee within ten days of the subsequent month.

2. Summary of Significant Accounting Policies

Basis of accounting

The included (a) condensed consolidated balance sheet as of June 30, 2018, which has been derived from audited consolidated financial statements and (b) the unaudited condensed consolidated statements as of December 31, 2018 and for the three and six months ended December 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q.

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

Liquidity and capital resources

For the six months ended December 31, 2018 we had a net loss totaling approximately $9,755,000 with negative cash flows from operations totaling approximately $9,903,000. Our cash balance at December 31, 2018 was approximately $409,000. First, our production and installation of kiosks have been slower than anticipated, due to delays caused by engineering and manufacturing deficiencies, which have since been corrected. The impacts of production delays were decreased revenue recognition and less accounts receivable collections. Second, franchise sales during the quarter were lower than anticipated due to a late 10-k filing, which inhibited the Company’s ability to receive approved franchise documents. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research, development and engineering expenditures related to our robotic soft serve vending kiosks and for the purchase of robot inventory. The combined result of these events was a substantial decrease in our cash balances and an increase in our outstanding liabilities. In order to ensure sufficient liquidity for our continuing operations, the Company is actively pursuing additional capital in the form of either debt or equity financing (or a combination thereof). We anticipate generating a portion of our required capital resources from deposits on sales of new franchises, unit sales of kiosks for the Fund, royalties from existing and future franchise installs and revenue from corporate-owned kiosks. Management believes the additional funding required can be obtained on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property), capital expenditures for the purchase of franchisee and corporate-owned and operated robotic soft serve vending kiosks, as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. The Company estimates current inventory balances of components are sufficient to manufacture approximately 150 – 200 fully-assembled robots. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of robotic soft serve vending kiosks until such time that we may able to prepay for future robots.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and cash equivalents

All investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at December 31. 2018 and June 30, 2018. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At December 31, 2018, bank balances, per our bank, exceeding federally insured limits totaled approximately $149,000. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer and inventory suppliers. At December 31, 2018 and June 30, 2018, the Company had approximately $4,582,000 and $3,710,000, respectively maintained in escrow accounts for these purposes.

Contract assets – due from franchisees, net

Contract assets – due from franchisees arise primarily from kiosk sales and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $0 at December 31, 2018 and June 30, 2018, respectively.

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

Impairment of long-lived assets

Impairment losses are recognized on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the periods ended December 31, 2018 and June 30, 2018, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenues from robotic soft serve vending kiosks and franchise fees are recognized when the Company has substantially performed or satisfied all material services or conditions relating to the franchise agreement. Substantial performance has occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services in the franchise agreement have been performed; and 4) all other material conditions or obligations have been met. During the three and six months ended December 31, 2018, 120 and 50 robotic soft serve vending kiosks were installed and operational, respectively, and the Company had no further material conditions or obligations. There were no vending kiosks operational during the same periods in the prior year. During the three and six months ended December 31, 2018 the Company recognized revenue of approximately $1,688,000 and $4,407,00, respectively for robotic soft serve vending kiosks and approximately $1,500 and $11,000, respectively in franchise fees.

Upon the execution of a franchise agreement, a deposit from the franchisee is required, and generally consists of 40% - 50% of the sales price of the frozen yogurt and ice cream robots, 50% - 100% of the initial franchise fees, and 40% - 50% of location fees. In accordance with ASC 606, the Company recognizes the contract as a contract liability – customer deposits and deferred revenue when the Company receives consideration or is due consideration. As of December 31, 2018 and June 30, 2018, the Company’s customer advances and deferred revenues were approximately $35,519,000 and $37,222,000, respectively. These amounts are net of certain off-set adjustments of $13,222,000 and $13,295,000, respectively.

The Company recognizes contract assets – due from franchisees when the Company has an unconditional right to consideration. As of December 31, 2018 and June 30, 2018, the Company’s contract assets – due from franchisees was approximately $4,988,000 and $7,251,000, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

19 Degrees

The Company recognizes revenue from the sale of products from company-owned robotic soft serve vending kiosks when products are purchased. During the three and six months ended December 31, 2018 the Company recognized approximately $13,000 and $42,000, respectively. During the three and six months ended December 31, 2017 the Company recognized approximately $34,000 and $96,000, respectively.

The Company recognizes the value of company-owned machines as inventory when purchased. Subsequent to installation, the purchased cost is recognized in fixed assets and depreciated over its estimated useful life. As of December 31, 2018, there was one company-owned robotic soft serve vending kiosks included in fixed assets.

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

As of December 31, 2018 and June 30, 2018, the Company’s provision for Reis & Irvy’s franchisee rescissions and refunds totaled approximately $3,985,000 and $1,924,000, respectively. The balance is based on executed termination agreements and an estimate of future terminations.

Marketing and advertising

Marketing and advertising costs are expensed as incurred. There are no existing arrangements under which the Company provides or receives marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled approximately $488,000 and $1,286,000 for the three and six months ended December 31, 2018, respectively. Marketing and advertising expense totaled approximately $707,000 and $1,454,000 for the three and six months ended December 31, 2017, respectively.

Research, development and engineering costs

Research, development and engineering costs are expensed as incurred. For the three and six months ended December 31, 2018, the Company recorded approximately $1,225,000 and $2,224,000, respectively. For the three and six months ended December 31, 2017, the Company recorded approximately $1,023,000 and $1,924,000, respectively.

Concentration of manufacturers

Our robotic soft serve vending kiosks are manufactured by one supplier and we will be transitioning to another single source supplier. This change in suppliers could cause a delay in deliveries and possible loss of sales, which could adversely affect the Company’s operating results.

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

Segment Information

The Company relies upon ASC 280, Segment Reporting, to determine and disclose reportable operating segments, and is organized such that each subsidiary represents a different operating purpose. As a result, the Company analyzed each subsidiary to determine reportable operating segments. In its management of operations, the chief operating decision maker, the Chief Executive Officer, Nicholas Yates and Chief Financial Officer, Arthur Budman, reviews subsidiary balance sheets and statements of operations prepared on a basis consistent with U.S. GAAP.

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

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the three and six months ended December 31, 2018 and 2017, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

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

3. Inventory

Inventory consisted of the following:

	December 31, 2018	June 30, 2018
Inventory on-hand:
Raw material	$11,613,525	$1,800,991
Work in process	557,550	1,003,773
Finished goods	92,925	506,720
	12,264,000	3,311,484
Allowance for obsolete inventory	(400,000)	(300,000)
	$11,864,000	$3,011,484

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prepaid inventory represents payments for raw material that has not been received by the Company.

See Note 10 for purchase commitments from our manufacturers for inventory.

4. Property and equipment

Property and equipment consisted of the following:

	December 31,	June 30,
	2018	2018
	(unaudited)	(audited)

Furniture and fixtures	$66,749	$44,065
Office equipment	32,517	32,517
Tenant improvements	61,414	61,414
Frozen yogurt robots	30,000	177,684
	190,680	315,680
Accumulated depreciation	(89,924)	(115,889)
	$100,756	$199,791

For the three and six months ended December 31, 2018, depreciation expense was $12,000 and $27,000 respectively. For the three and six months ended December 31, 2017, depreciation expense was $11,000 and $21,000 respectively.

5. Intangible property

Intangible property consisted of the following:

	December 31, 2018	June 30, 2018
	(unaudited)	(audited)

Patents	$2,440,000	$2,440,000
Computer software	116,176	116,176
	2,556,176	2,556,176
Accumulated amortization	(881,492)	(686,052)
	$1,674,684	$1,870,124

For the three and six months ended December 31, 2018, amortization expense was $98,000 and $195,000 respectively. For the three and six months ended December 31, 2017, amortization expense was $96,000 and $192,000 respectively.

Patents

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/cubes, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000, The Company also issued to RFI a three-year, $2 million note and a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. Furthermore, certain RFI Officers, Directors and Shareholders will be subject to a five-year, non-compete agreement. Also, the Agreement provides for indemnification and set-off of up to $1 million, under certain circumstances. Through the date of this report, the Company entered into four settlements related to the intellectual property totaling approximately $401,000. Furthermore, the Company made approximately $268,000 in payments. All settlement payments are a reduction of the note payable. (See Note 6).

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

RFI previously granted the Company an exclusive license to market RFI’s frozen yogurt vending kiosks/robots, using RFI’s trademarked name of Reis & Irvy’s, in the United States and its territories (excluding Puerto Rico) and Canada. The assets acquired pursuant to the Agreement, are substantially all of the assets previously licensed to the Company.

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

As of December 31, 2018 and June 30, 2018, the outstanding balance was approximately $0 and $23,000, respectively.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financing and security agreement

On September 23, 2014, the Company entered into a Financing and Security Agreement (the “Financing Agreement”) with the following terms:

•	The Company may borrow up to $1.5 million in tranches of up to $150,000 each.

•	The first tranche of $150,000 was issued at the closing of the transaction. An additional amount of $100,000 was issued during the quarter ended December 31, 2014.

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

At December 31, 2018 and June 30, 2018, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On January 20, 2017, the Company extended both tranches until December 31, 2018. As part of the extension, the holder was granted conversion rights at $.16 per share. The conversion right granted was fixed at the closing trading price of the stock. As a result, the Company determined that the conversion right was not a derivative in accordance with ASC 815, Derivatives and Hedges, the host instrument was conventional convertible, and that no beneficial conversion feature was present. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss. On December 27, 2018, the maturity date was further extended to June 30, 2019.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

As of December 31, 2018 and June 30, 2018, accrued interest was approximately $94,000 and $81,000, respectively.

For the three and six months ended December 31, 2018, interest expense was approximately $12,600 and $6,300, respectively. For the three and six months ended December 31, 2017, interest expense was approximately $6,250 and $12,600, respectively.

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

Robofusion note payable

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt vending kiosks/robots, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). Pursuant to the Agreement, the Company provided RFI, and its designees, a cash payment of $440,000. The Company also issued to RFI a three-year, $2 million note.

In connection with the issuance of the note payable, the Company issued a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share (see Note 5). At inception, the estimated fair value of the warrant was approximately $174,000, and was recognized as a debt discount. During the three and six months ended December 31, 2018 approximately $12,500 and $25,000 was accreted to interest expense in the accompanying statements of operations. During the three and six months ended December 31, 2017 approximately $12,500 and $25,000 was accreted to interest expense in the accompanying statements of operations.

As of December 31, 2018 and June 30, 2018, the outstanding balance was approximately $1,197,000 and $1,441,000, respectively. During the six months ended December 31 2018, principal payments were approximately $65,000 and indemnification payments were approximately $179,000. During fiscal 2018, principal payments were approximately $424,000 and indemnification payments were approximately $135,000.

As of December 31, 2018 and June 30, 2018, accrued interest was approximately $34,000 and $12,000, respectively.

For the six months ended December 31, 2018 and 2017, interest expense was approximately $22,000 and $31,000, respectively.

During the quarter ended December 31, 2018, Robofusion exercised 250,000 warrants for a purchase price of $125,000.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31,	June 30,
	2018	2018

Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on December 31, 2018 and have conversion rights at $.16 per share.	$-	$23,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures on December 31, 2018 and has conversion rights at $.16 per share.	250,000	250,000

$2,000,000 Promissory Note, bearing interest at 3.25% per annum. Principal and interest is due quarterly, over a 3 year period, net of discount of $74,568 and $99,426, respectively.	1,122,635	1,342,132

	1,372,635	1,615,132

Less current maturities	(1,042,139)	(879,017)

	$330,496	$736,115

Maturities of notes payable, net of discounts, are as follows:

Deember 31, 2019	$1,042,139
June 30, 2020	330,496

	$1,372,635

7. Stockholders’ deficit

For the six months ended December 31, 2018, the Company issued or recognized:

•	Approximately 912,000 shares of common stock for gross proceeds of approximately $1,300,000
•	Exercise of 250,000 warrants for a purchase price of $125,000
•	Approximately $1,474,000 in stock-based compensation related to options issued inside and outside the 2013 Equity Incentive Plan.
•	Approximately 622,000 shares of common stock for the cashless exercise of options under the 2013 Equity Incentive Plan. (See Note 8).

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended December 31, 2018, the Company granted stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period (generally 24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2018 and 2017. The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16%-234.30%
Dividend yield	0%
Risk-free interest rate	2.33%-2.44%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company’s stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of approximately $45,000 and $91,000 during the three and six months ended December 31 and 2018, respectively. We recorded stock-based compensation expense of approximately $144,000 and $280,000 during the three and six months ended December 31 and 2017, respectively. Remaining stock-based compensation to be recognized is approximately $203,000.

The following table summarizes the stock option activity under the 2013 Plan through December 31, 2018:

			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price Per Share	Term (Years)	Intrinsic Value

Outstanding at June 30, 2018	3,141,876	$0.21	5.23	$6,168,665
Granted	-	$-
Exercised	(449,500)	$0.43
Forfeited	(380,750)	$-

Outstanding at December 31, 2018	2,311,626	$0.36	4.79	$994,126

Vested options	1,939,126
Remaining options expected to vest	298,000

At December 31, 2018, the outstanding options had an average remaining expected life of 4.79 years. Furthermore, at December 31, 2018, 1,939,126 options were exercisable at a weighted average exercise price of $0.19.

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

The estimated fair value of the options was approximately $698,000. Stock-based compensation related to these awards is recognized on a straight-line basis over the expected vesting period (24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2018 and 2017. The options issued were valued using a binomial method assuming the following:

Expected volatility	134.81%
Dividend yield	0%
Risk-free interest rate	1.50%
Expected life in years	3.5

During the six months ended December 31, 2018, the Company recognized stock-based compensation expense of approximately $140,000. Remaining stock-based compensation to be recognized is approximately $163,000. No options have vested and the options expected to vest is 4,400,000.

There were 660,000 non-qualified stock options granted during the six months ended December 31, 2018. These grants were awarded to two independent Board members are vest over a 36 month period.

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

During the six months ended December 31, 2018, the Company recognized stock based compensation expense of approximately $1,190,000. Remaining stock-based compensation to be recognized is approximately $4,207,000. No options have vested and the remaining options expected to vest is 5,596,000.

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

2019: $196,928; 2020: $202,554; 2021: $208,377; 2022: $214,403: Thereafter: $17,909. Rent expense totaled $70,000 and $55,000 for the three months ended December 31, 2018 and 2017, respectively. Rent expense totaled $124,000 and $111,000 for the six months ended December 31, 2018 and 2017, respectively.

10. Commitments and contingencies

During fiscal year 2018, the Company began a voluntary internal review into payments made with respect to primary stock sales.  The Company has engaged outside counsel, has ceased and will not make further payments with regard to stock sales, will take remedial measures (including oversight and education), and, as deemed appropriate, will take steps to recapture the value of those payments previously made.  The Audit Committee will take charge of and oversee the continued internal review and remediation efforts.

The Company provides a one-year parts warranty on its robotic soft serve vending kiosks. However, the soft-serve component carries a five-year parts and two-year labor warranty. Our frozen yogurt robots are currently supplied by a single manufacturer; however, the Company has announced an interim agreement with Stoelting Foodservice to assemble kiosks as a complement to its current contract manufacturer.

Our frozen yogurt consumables will be supplied by several distributors, based on geographical location. However, there may be only one supplier in each geographic location. A change in suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect our operating results.

As of December 31, 2018, the Company had unconditional purchase contracts of approximately $4,633,000 for the purchase of inventory for the frozen yogurt and ice cream robots.

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

On June 6, 2018, the Company entered into an agreement with two investors in connection with the Company’s private placement memorandum. The investors have the right to purchase:

•	From June 6 through June 30, 2018, 300,000 shares of common stock at $1.00 per share. As of June 30, 2018, the investors purchased 300,000 shares of common stock.

•	From July 1 through September 30, 2018, 1,000,000 shares of common stock at $1.00 per share. No shares were purchased under this option.

•	From October 1 through December 31, 2018, 1,333,333 shares of common stock at $1.50 per share. As of December 31, 2018, no shares were purchased.

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

Additionally, our Company may be subject to certain state reviews of our Franchise Disclosure Documents. Such state reviews could lead to our Company being fined or prohibited from entering into franchising agreements with the reviewing state. No such contact has occurred during the six months ended December 31, 2018.

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

11. Related party transactions

Related party debt consisted of the following:

	December 31, 2018	June 30, 2018

Secured Promissory Notes	$296,779	$296,779

Convertible Promissory Note	-	240,007

	296,779	536,786

Less current maturities	(296,779)	(536,786)

	$-	$-

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note was secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company’s franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the three and six months ended December 31, 2018, the Company paid zero principal and interest, respectively, under the Notes.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their notes until December 31, 2017. In connection with the loan extension, the holder may convert their Notes into shares of the Company’s stock at $.16 per share. Furthermore, on September 18, 2017, the Notes were amended whereby the interest rate was modified to a rate of 20% per annum effective October 1, 2016. Additionally, the Notes were further extended until December 31, 2018 and then again extended until June 30, 2018.

Notes Payable to Nick Yates

On January 13, 2015, the Company’s Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the “Loan”), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company recorded $300,000 as a discount on the Loan and charged $0 and $0, to operations during the quarters ended September 30, 2018 and 2017, respectively. As of December 31, 2018 and June 30, 2018, $0 and $240,000, respectively were outstanding under the Loan.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share. Furthermore, Loans were extended until December 31, 2018.

On October 9, 2018, the Company repaid the outstanding balance of approximately $240,000 of convertible notes payable to the Company’s Chairman, Nicholas Yates, and related accrued interest of approximately $14,000, for a total of approximately $254,000.

Other Transactions

During fiscal 2018, the Company paid a bonus to the Chairman for shares of the Company’s stock that potential franchisees purchased. In this regard, the Company paid approximately $332,000 to its Chairman for the time-period July 2017 to April 2018. The Chairman voluntarily agreed to repay this bonus after the Audit Committee has concluded its investigation.

In July 2017, the Company issued 150,000 shares of common stock in connection with settlement of a former franchisee. Terms of the agreement state that Nick Yates will receive 50% of the proceeds in excess of $200,000.

The spouse of the Company’s Chairman was employed by the Company during 2017 and through May 31, 2018. The Company charged approximately $0 and $20,000 to operations for her compensation during the six months ended December 31, 2018 and 2017, respectively.

As of December 31, 2018 and June 30, 2018, prepaid expenses and other current assets in the accompanying balance sheet included approximately $10,000 and $28,000, respectively, of short-term advances to an officer of the Company.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Discontinued operations as of December 31, 2018 and June 30, 2018 and for the three and six months ended December 31, 2018 and 2017 consist of the operations from the FHV LLC subsidiary.

Gain (Loss) from Discontinued Operations

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Revenues:
Vending machine sales, net	$-	$34,457	$-	$93,539
Franchise fees	-	1,150	-	7,295
Company owned machine sales	-	-	-	-
Royalties	-	82,132	8,041	155,113
Other	-	14,298	2,050	32,838

Total revenue, net	-	132,037	10,091	288,784

Cost of revenues	-	29,822	5,237	79,380

Gross margin	-	102,215	4,854	209,404

Operating expenses:
Personnel	-	395,777	-	648,541
Marketing	-	-	-	-
Professional fees	-	-	26,451	30,713
Insurance	-	10,112	-	22,939
Rent	-	7,784	6,199	20,101
Depreciation and amortization	-	3,338	-	3,770
Stock compensation	-	144,239	-	155,953
Provision for legal settlement	-	213,621	-	304,280
Other	-	(8,918)	6	86,480

Total operating expenses	-	765,953	32,656	1,272,776

Income (loss) from operations	-	(663,738)	(27,802)	(1,063,372)

Other expenses:
Interest expense	-	(40,985)	-	(121,699)
Derivative liability income (expense)	-	-	-	(220,003)
Loss before provision for income taxes	-	(704,723)	(27,802)	(1,405,074)

Provision for income taxes	-	-	-	-

Loss from operations	-	(704,723)	(27,802)	(1,405,074)

Gain from disposition of operations			169,304	-

Net gain (loss)	$-	$(704,723)	$141,502	$(1,405,074)

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

13. Subsequent events

On various dates subsequent to December 31, 2018 and through the date of this report, the Company entered into termination agreements with franchisees for refunds aggregating approximately $140,000. The Company considered the guidance in ASC 855, Subsequent Events, and determined that no accrual was required as of December 31, 2018.

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

Overview and Description of Business

Discussions with respect to our Company’s operations included herein refer to our operating subsidiaries, Fresh Healthy Vending LLC (“FHV LLC”) (see Note 12 to the financial statements), The Fresh and Healthy Vending Corporation (“FHV Corp”), Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. (“19 Degrees”) and Generation NEXT Vending Robots, Inc. Our continuing operations are exclusively those of R&I, 19 Degrees and Generation NEXT Vending Robots, Inc.

We are a public company listed under the symbol “VEND”.

Business

Generation NEXT Franchise Brands, Inc. (referred to herein collectively with its subsidiaries as “we”, the “Company”, “our Company”, or “GNext”) operates through its wholly-owned subsidiaries, Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. as a franchisor, direct seller, owner and operator and managing member of robotic soft serve vending kiosks that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for its kiosks; additionally, the Company has negotiated discounts with certain of its consumable manufacturers and distributors. The Company also operates its own frozen yogurt equipment and is the managing member of 19 Degrees Corporate Service, LLC, a Robot Investment Fund (the “Fund”) that will allow investors (i.e. franchisees and other direct purchase investors) to contribute kiosks to the Fund and receive quarterly profit distributions. Because it was determined the assets of FHV LLC, the Company’s previous healthy vending concept, are currently insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

During fiscal year 2017, we obtained the exclusive rights to sell a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in all U.S. states, other than South Dakota, and have booked a net 1,290 units aggregating approximately $55 million (net of installed robots and franchisee refunds) in customer advances-due from franchisees and contract liabilities- franchisees advances and deferred revenues, prior to certain offset adjustments aggregating 13.2 million. Furthermore, the Company has additional commitments for 2,666 robots aggregating $103 million.

As of December 31, 2018, and through the date of this report, the Company has delivered and installed 188 frozen yogurt vending kiosks. The Company has redeveloped the next generation frozen yogurt kiosk and has spent approximately $5.2 million and $2.2 million in research, development and engineering expenses through June 30, 2018 and December 31, 2018, respectively. The Company anticipates it will continue to incur additional research, development and engineering expenses throughout fiscal 2019.

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt and ice cream vending robots, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was a purchase of an asset. As a result, the estimated fair of the assets acquired were capitalized. The intent of the purchase was to combine robotics and artificial intelligence platforms to facilitate the manufacture of an unattended robot in order to disrupt traditional frozen yogurt and ice cream retail establishments and, on a larger scale, establish ourselves as an industry leader in the emerging and fast-growing space of unattended retail. Since acquisition, we have developed a state-of-the art robotic soft serve vending kiosk that is a completely unique vending machine and entertainment experience. The robot accepts cash, credit cards, and is the first of its kind to accept bitcoin. A proprietary software platform is utilized that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines, which assists our franchisees and us in facilitating the management and maintenance of the vending robot. In order to protect the Company’s rights, several U.S. and international patents have been approved and granted. Our vending standards are UL (“Underwriters Laboratories”) (approval in process), NSF (“National Sanitation Foundation”) recognized (approved in August 2018), and National Automated Merchandising Association (“NAMA”) certified (approved in September 2018), which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our robotic soft serve vending robots will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations. Funds from all electronic transactions are collected by Reis & Irvy’s and remitted to the franchisee within ten days of the subsequent month.

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

The Industry and the Overall Market

We are both a franchisor, operator and manager of frozen yogurt robots. In the franchise market, 2012 saw the first positive growth in the number of franchise establishments since 2008 according to the IFA’s annual Franchise Business Economic Outlook report (compiled by HIS Global Insight). Upscale vending is taking over as consumers’ palates become more refined and they gravitate toward a health-conscious lifestyle, according to Food Business News. The National Automated Merchandising Association (“NAMA”) estimates the vending market is a $30 billion-a-year industry. NAMA also estimates that 100 million Americans will use one of seven million vending machines each day.

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

Competition

The vending industry is large, highly fragmented and consolidating. We believe we have laid the foundation for a robust network of vending robots by implementing a strong business model that offers the following competitive advantages:

•	Partnering with Compass Groups USA, a large operator of food service locations throughout the world, to provide accounts for our vending Robots.

•	Manufacturing and engineering our kiosks at tier one suppliers.

•	Procuring components of the vending robot from trusted vendors with a history of high-quality products.

•	Sourcing the highest quality products from recognized industry leaders, such as Dannon.

•	Issuance of U.S. and international patents.

•	Obtaining certifications from leading organizations including NSF, UL and NAMA.

Our Principal Suppliers

The Company currently sources the components for all of its vending robots from various vendors, and has contracted with Flex Ltd., for the assembly and manufacture of the robotic soft serve vending kiosks. Additionally, there are a number of suppliers who provide various subcomponents of the robotic kiosks. We believe that our relationships with our suppliers are excellent, and likely to continue. The Company announced an interim agreement with Stoelting Foodservice to assemble kiosks as a complement to its current contract manufacturer, Flex Ltd. In our view, the loss of our relationship with either Flex Ltd. or Stoelting Foodservice, should it occur, may result in short term immaterial, disruptions; however, the allocation of resources required to secure and onboard new manufacturers would likely have a material impact on operations.

The Company has identified other suppliers with comparable capabilities, the Company estimates that these suppliers could replace the current suppliers within six months if needed. In February 2019, the Company announced that it has reached an interim agreement with Stoelting Foodservice (a division of Vollrath Company, LLC) in which Stoelting will provide manufacturing and engineering services for the Company.

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

Our Employees

We had approximately 44 full-time employees as of December 31, 2018.

Seasonal

We do not expect that our business will experience significant seasonality.

Six months ended December 31, 2018 compared to six months September 30, 2017

Revenues

We had revenues of approximately $6.3 million for the six months ended December 31, 2018, compared to revenues of approximately $97,000 for the three months ended December 31, 2017. This represented an increase of approximately $6.2 million. Our revenues increased primarily due to the fact that we were shipping kiosks in the six months ended December 31, 2018 and none were shipped in the same period in the prior year.

Cost of revenues

Cost of revenues was approximately $5.9 million during the six months ended December, 2018. Our cost of revenues are anticipated to be higher for the initial units shipped and installed as the selling price for these units was lower and the corresponding kiosk and installation costs were higher.

Gross margin

Gross margin for the six months ended December 31, 2018 was approximately $400,000. We anticipate that our gross profit and gross margin will increase as we gain cost efficiencies in our product costs, as well as shipping and installation expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2018 were approximately $10,122,000 representing an increase of approximately $3,800,000 from approximately $6,322,000 in the six months ended December 31, 2017. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of approximately $2,339,000 for the six months ended December 31, 2018 represent an increase of $595,000 or 25% from approximately $1,744,000 in the six months ended December 31, 2017. The increase was primarily attributable to an increase in personnel mix and commissions during the period from sales of kiosks and franchises.

Professional fees expense increased approximately $914,000 to approximately $1,126,000 during the six months ended September 30, 2018 from approximately $213,000 during the six months ended December 31, 2017. The increase was primarily attributable to an increase in legal, accounting and consulting fees.

Stock compensation expense increased approximately $1,349,000 to approximately $1,474,000 during the six months ended December 31, 2018 from approximately $124,000 during the six months ended December 31, 2017. The increase was primarily attributable to additional grants of stock options and additional compensation expense related to these stock grants. It should be noted that this is a non-cash expense.

Provision for legal settlement increased approximately $124,000 from approximately $9,000 during the six months ended December 31, 2017 to approximately $133,000 during the six months ended December 31, 2018. The increase was primarily attributable to an increase in franchise refunds.

Other expenses increased approximately $593,000 from approximately $431,000 during the six months ended December 31, 2017 to approximately $1,024,000 during the six months ended December 31, 2018. The increase was primarily attributable to an increase in franchisee relations and travel expense.

Provision for income taxes

During the six months ended December 31, 2018 and 2017, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was approximately $9,755,000 during the six months ended December 31, 2018 compared to a net loss of approximately $7,775,000 for the six months ended December 31, 2017. The increase in net loss resulted from increased selling, general and administrative expenses offset by increased revenue during the six months ended December 31, 2018 as well as discontinued operations for FHV during the six months ended December 31, 2017. The loss was further effectuated by lower than anticipated franchise sales due to a late 10-k filing, which inhibited the Company’s ability to receive approved franchise documents.

Basic net loss per share during the six months ended December 31, 2018 and 2017 was $0.14 and $0.18 per share, respectively.

Three months ended December 31, 2018 compared to three months December 31, 2017

Revenues

We had revenues of approximately $4.5 million for the three months ended December 31, 2018, compared to revenues of approximately $36,000 for the three months ended December 31, 2017. This represented an increase of approximately $4.5 million. Our revenues increased primarily due to the fact that we were shipping kiosks in the quarter ended December 31, 2018 and zero were shipped in the prior year.

Cost of revenues

Cost of revenues was approximately $4.2 million during the three months ended December 31, 2018. Our cost of revenues are anticipated to be higher for the initial units shipped and installed as the selling price for these units was lower and the corresponding robot and installation costs were higher.

Gross margin

Gross margin for the three months ended December 31, 2018 was approximately $303,000. We anticipate that our gross profit and gross margin will increase as we gain cost efficiencies in our product costs, as well as shipping and installation expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2018 were approximately $4,924,000 representing an increase of approximately $1,879,000 from approximately $3,045,000 in the three months ended December 31, 2017. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of approximately $1,003,000 for the three months ended December 31, 2018 represent an increase of $217,000 or 22% from approximately $787,000 in the three months ended December 31, 2017. The increase was primarily attributable to an increase in personnel mix and commissions during the period from sales of kiosks and franchises.

Professional fees expense increased approximately $623,000 to approximately $700,000 during the three months ended December 31, 2018 from approximately $77,000 during the three months ended December 31, 2017. The increase was primarily attributable to an increase in legal, accounting and consulting fees.

Stock compensation expense increased $711,000 during the three months ended December 31, 2018 from zero during the three months ended December 31, 2017. The increase was primarily attributable to additional grants of stock options and additional compensation expense related to these stock grants. It should be noted that this is a non-cash expense.

Other expenses increased approximately $249,000 from approximately $229,000 during the three months ended December 31, 2017 to approximately $478,000 during the three months ended December 31, 2018. The increase was primarily attributable to an increase in franchisee relations and travel expense.

Provision for income taxes

During the three months ended December 31, 2018 and 2017, we incurred a net loss and operated as a C-corp for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will ever be realized.

Net loss

Net loss was approximately $4,747,000 during the three months ended December 31, 2018 compared to a net loss of approximately $3,788,000 for the three months ended December 31, 2017. The increase in net loss resulted from increased selling, general and administrative expenses offset by discontinued operations for FHV during the quarter ended September 30, 2017. The loss was further effectuated by lower than anticipated franchise sales due to a late 10-k filing, which inhibited the Company’s ability to receive approved franchise documents.

Basic net loss per share during the three months ended December 31, 2018 and 2017 was $0.07 and $0.14 per share, respectively.

Liquidity and Capital Resources

For the six months ended December 31, 2018 we had a net loss totaling approximately $9,755,000 with negative cash flows from operations totaling approximately $9,903,000. Our cash balance at December 31, 2018 was approximately $409,000. First, our production and installation of kiosks have been slower than anticipated, due to delays caused by engineering and manufacturing deficiencies, which have since been corrected. The impacts of production delays were decreased revenue recognition and less accounts receivable collections. Second, franchise sales during the quarter were lower than anticipated due to a late 10-k filing, which inhibited the Company’s ability to receive approved franchise documents. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research, development and engineering expenditures related to our robotic soft serve vending kiosks and for the purchase of robot inventory. The combined result of these events was a substantial decrease in our cash balances and an increase in our outstanding liabilities. In order to ensure sufficient liquidity for our continuing operations, the Company is actively pursuing additional capital in the form of either debt or equity financing (or a combination thereof). We anticipate generating a portion of our required capital resources from deposits on sales of new franchises, unit sales of kiosks for the Fund, royalties from existing and future franchise installs and revenue from corporate-owned kiosks. Management believes the additional funding required can be obtained on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property), capital expenditures for the purchase of franchisee and corporate-owned and operated robotic soft serve vending kiosks, as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. The Company estimates current inventory balances of components are sufficient to manufacture approximately 150 – 200 fully-assembled robots. Given our current cash position, we may be forced to curtail our plans by delaying or suspending the production and purchase of robotic soft serve vending kiosks until such time that we may able to prepay for future robots.

As of September 30, 2018, the Company owed $250,000 outstanding under the Financing Agreement, approximately $297,000 under two Secured Promissory Notes and approximately $1.1 million under a loan related to the Robofusion acquisition.

Furthermore, in connection with the sale of robots, the Company has made non-cancellable purchase commitments for certain parts aggregating $4.6 million.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at December 31, 2018.

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

It is not our policy to allow for returns, discounts or warranties to our franchisees. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees amounts in rescission to reacquire their existing franchises, including machines. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisees payments or commitments to pay. As of December 31, 2018 and June 30, 2018, the Company’s provision for franchisee rescissions and refunds totaled approximately $3,985,000 and $1,924,000, respectively. Our robotic soft serve vending kiosks include a one-year parts warranty from the Company. Extended parts warranties beyond the initial year may be purchased for an additional cost by the franchisee.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. Therefore, these amounts are accounted for as contract assets – due from franchisees and customer advances and deferred revenues, respectively in the accompanying consolidated financial statements. As of December 31, 2018, the Company had contract assets – due from franchisees and customer advances and deferred revenues totaling approximately $4,988,000 and $35,519,000, respectively. As of June 30, 2018, the Company had contract assets – due from franchisees and customer advances and deferred revenues totaling approximately $7,251,000 and $37,222,000, respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, product royalties and annual advertising fees and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed and potential credit losses estimated by management are charged to operations on a regular basis. At the time, any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $174,000 at December 31, 2018 and June 30, 2018, respectively.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of December 31, 2018.

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

In connection with management’s assessment of our internal control over financial reporting, we determined that as of December 31, 2018, there was a material weakness in our internal control over financial reporting due the lack of a formalized audit committee charter. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus did not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. The Company has partially remediated the material weakness by establishing an audit committee and appointing two independent directors, with at least one having financial expertise to be the Audit Chairman. The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002. The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework – 1992, as amended in 2013”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

During fiscal year 2018, the Company began a voluntary internal review into payments made with respect to primary stock sales. The Company has engaged outside counsel, has ceased and will not make further payments with regard to stock sales, will take remedial measures (including oversight and education), and, as deemed appropriate, will take steps to recapture the value of those payments previously made. The Audit Committee will take charge of and oversee the continued internal review and remediation efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2018, the Company issued 912,000 shares aggregating approximately $1,300,000.

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

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: February 14, 2019	By:	/s/ Nicholas Yates
Nicholas Yates

