Form 10-Q
period 2019-03-31
Generation NEXT Franchise Brands, Inc.
filed 2019-05-15
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Shares of Common Stock, par value $0.001, outstanding as of April 29, 2019: 72,961,944.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2019 (unaudited)	June 30, 2018 (audited)
Assets
Current assets:
Cash	$415,127	$10,017,667
Restricted cash	4,296,189	3,710,694
Accounts receivable	175,147	54,128
Contract assets - due from franchisees	4,304,298	7,250,951
Stock subscriptions receivable	-	300,000
Inventory on-hand, net of allowance for obsolete inventory of $400,000 and $300,000, respectively	11,413,400	3,011,484
Deposit for inventory	1,664,366	5,152,897
Prepaid expenses and other current assets	78,825	70,149
Current assets held for disposition	-	292,664

Total current assets	22,347,352	29,860,634

Property and equipment, less accumulated depreciation of $92,461 and $115,889, respectively	68,219	199,791

Intangible assets, net of accumulated amortization of $978,422 and $686,052, respectively	2,168,418	1,870,124
Investment in 19 Degrees Corporate Service, LLC	80,000	-
Deposit	58,321	45,404

Total assets	$24,722,310	$31,975,953

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,740,579	$4,531,547
Contract liabilities - customer advances and deferred revenues	36,571,150	37,221,943
Provision for franchisee rescissions and refunds	6,051,908	1,924,121
Accrued personnel expenses	647,881	553,314
Notes payable, net of discount of $67,716 and $49,716, respectively	1,264,831	879,017
Contingent liability	200,000	200,000
Due to related party	296,779	536,786
Deferred rent	45,526	34,541
Current liabilities held for disposition	-	1,291,676

Total current liabilities	51,818,654	47,172,945
Notes payable - long term, net of discount of $21,423 and $49,716, respectively	272,761	736,115

Total liabilities	$52,091,415	$47,909,060

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 72,961,944 and 69,378,052 outstanding, respectively	72,960	69,376
Additional paid-in capital	31,544,593	27,515,602
Accumulated deficit	(58,986,658)	(43,518,085)

Total stockholders' deficit	(27,369,105)	(15,933,107)

Total liabilities and stockholders' deficit	$24,722,310	$31,975,953

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations - Unaudited

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Revenues:
Vending machine sales, net	$1,996,696	$777	$8,091,317	$1,204
Franchise fees	16,496	-	29,007	-
Company owned machine sales	1,988	25,497	44,413	121,497
Royalties	88,940	-	157,072	-
Other	3,001	10,250	57,766	11,250

Total revenue, net	2,107,121	36,524	8,379,575	133,951

Cost of sale	3,651,827	23,230	9,524,752	107,456

Gross profit	(1,544,706)	13,294	(1,145,177)	26,495

Operating expenses:
Personnel	1,285,157	1,507,805	3,624,293	3,167,504
Marketing	401,214	419,816	1,687,089	1,873,993
Professional fees	370,258	86,865	1,496,404	299,384
Insurance	158,136	84,301	328,364	203,023
Rent	101,284	45,007	226,254	136,086
Depreciation and amortization	102,467	103,221	324,566	316,136
Stock compensation	685,875	558,070	2,159,604	682,445
Research development and engineering	371,799	1,693,769	2,595,505	3,618,399
Provision for franchisee refund	92,448	55,450	225,139	64,450
Other	537,798	213,517	1,561,341	644,336

Total operating expenses	4,106,436	4,767,821	14,228,559	11,005,756

Loss from operations	(5,651,142)	(4,754,527)	(15,373,736)	(10,979,261)

Other expenses:
Interest expense	(54,186)	(54,435)	(135,887)	(174,580)
Accretion of discount on notes payable	(12,429)	(12,429)	(37,287)	(37,287)
Gain (Loss) on disposition of assets	3,000	-	(69,375)	-
Other income	1,552	-	6,210	-

Loss before provision for income taxes	(5,713,205)	(4,821,391)	(15,610,075)	(11,191,128)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(5,713,205)	(4,821,391)	(15,610,075)	(11,191,128)

Gain (loss) from discontinued operations	-	(187,810)	141,502	(1,592,957)

Net loss	$(5,713,205)	$(5,009,201)	$(15,468,573)	$(12,784,085)

Net loss per share - basic and diluted	$(0.08)	$(0.11)	$(0.22)	$(0.31)

Weighted average shares used in computing net loss per share - basic and diluted	71,860,591	45,773,401	71,128,600	41,123,983

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit

	Common	Common	Additional	Accumulated	Total Stockholders'
	Shares	Stock	Paid-in Capital	Deficit	Deficit

Balance at June 30, 2017	34,826,646	34,825	6,722,850	(23,981,893)	(17,224,218)
Issuance of common stock for cash, net of issuance costs	3,906,400	3,907	1,869,294	-	1,873,201
Cashless exercise of stock options	64,117	64	(64)	-	-
Legal Settlement	150,000	150	143,850	-	144,000
Stock-based compensation	-	-	136,090	-	136,090
Extinguishment of derivative liability	-	-	780,010	-	780,010
Net loss	-	-	-	(3,987,329)	(3,987,329)
Balance at September 30, 2017	38,947,163	38,946	9,652,030	(27,969,222)	(18,278,246)
Issuance of common stock for cash, net of issuance costs	3,727,224	3,727	1,859,886	-	1,863,613
Cashless exercise of stock options	70,761	71	(71)	-	-
Stock-based compensation	-	-	144,237	-	144,237
Net loss	-	-	-	(3,787,555)	(3,787,555)
Balance at December 31, 2017	42,745,148	42,744	11,656,082	(31,756,777)	(20,057,951)
Issuance of common stock for cash, net of issuance costs	13,131,804	13,132	7,140,294	-	7,153,426
Conversion of notes payable to common stock	1,290,805	1,291	205,238	-	206,529
Cashless exercise of stock options	436,425	436	(436)	-	-
Stock-based compensation	-	-	558,070	-	558,070
Net loss	-	-	-	(5,009,201)	(5,009,201)
Balance at March 31, 2018	57,604,182	57,603	19,559,248	(36,765,978)	(17,149,127)
Issuance of common stock for cash, net of issuance costs	9,537,804	9,538	5,462,733	-	5,472,271
Conversion of notes payable to common stock	1,476,977	1,476	234,839	-	236,315
Cashless exercise of stock options	56,674	57	(57)	-	-
Stock issued for services	502,415	502	1,160,946	-	1,161,448
Stock subscriptions receivable	200,000	200	299,800	-	300,000
Stock-based compensation	-	-	798,093	-	798,093
Net loss	-	-	-	(6,752,107)	(6,752,107)
Balance at June 30, 2018	69,378,052	69,376	27,515,602	(43,518,085)	(15,933,107)
Issuance of common stock for cash, net of issuance costs	832,000	832	1,247,168	-	1,248,000
Conversion of notes payable to common stock	179,481	179	28,538	-	28,717
Cashless exercise of stock options	442,870	443	(443)	-	-
Stock issued for services	52,155	52	4,997	-	5,049
Stock-based compensation	-	-	762,534	-	762,534
Net loss	-	-	-	(5,007,496)	(5,007,496)
Balance at September 30, 2018	70,884,558	70,882	29,558,396	(48,525,581)	(18,896,303)
Issuance of common stock for cash, net of issuance costs	643,333	643	306,357	-	307,000
Cashless exercise of stock options	178,809	179	(179)	-	-
Stock issued for services	50,000	50	24,957	-	25,007
Stock-based compensation	-	-	711,195	-	711,195
Net loss	-	-	-	(4,747,872)	(4,747,872)
Balance at December 31, 2018	71,756,700	71,754	30,600,726	(53,273,453)	(22,600,973)
Issuance of common stock for cash, net of issuance costs	60,256	60	24,940	-	25,000
Conversion of notes payable to common stock	1,094,988	1,096	174,102	-	175,198
Stock issued for services	50,000	50	31,950	-	32,000
Stock-based compensation	-	-	685,875	-	685,875
Value of discount issued in connection with notes payable	-	-	27,000	-	27,000
Net loss	-	-	-	(5,713,205)	(5,713,205)
Balance at March 31, 2019	72,961,944	72,960	31,544,593	(58,986,658)	(27,369,105)

See accompanying notes to the unaudited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - Unaudited

	For the nine months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,468,573)	$(12,784,085)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	324,566	326,938
Interest accretion on notes payable	37,287	57,687
Loss on derivative liability	-	220,003
Disposal of asset	69,375	-
Stock-based compensation	2,159,604	838,398
Deferred rent	10,985	14,619
Write-off of accounts receivable	-	67,560
Bad debt expense	-	(24,699)
Provision for obsolete inventory	-	100,000
Provision for legal settlement	-	144,000
Stock issued for services	62,057	-
Changes in operating assets and liabilities:
Accounts receivable	(102,568)	305,001
Contract asset - due from franchisee	2,946,653	-
Inventory on-hand	(8,205,620)	(3,300,154)
Deposits for inventory	3,488,531	-
Prepaid expenses and other current assets	(8,675)	192,573
Deferred costs	-	11,741
Deposits	(12,917)	-
Accounts payable and accrued liabilities	1,984,788	819,528
Customer advances and deferred revenues	(806,310)	11,290,500
Provision for franchisee rescissions and refunds	3,631,787	301,819
Accrued personnel expenses	94,567	347,195

Cash flows used in operating activities	(9,794,463)	(1,071,376)

Cash flows from investing activities:
Purchases of intangible assets	(590,664)	(59,825)
Purchases of property and equipment

Cash flows used in investing activities	(590,664)	(59,825)

Cash flows from financing activities:
Payments of notes payable to related party	(240,007)	(113,180)
Payments of notes payable	(299,827)	(949,159)
Proceeds from issuance of common stock, net of issuance costs	1,879,999	8,191,254

Cash flows provided by financing activities	1,340,165	7,128,915

Change in cash and restricted cash	(9,044,962)	5,997,714

Cash and restricted cash, beginning of period	13,756,278	1,752,522

Cash and restricted cash, end of period	$4,711,316	$7,750,236

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$64,564	$93,963
Income taxes	$10,215	$-

Supplemental disclosure of non-cash investing and financing activities:
Exstinguishment of derivative liability	$-	$780,010
Stock subscription receivable	$-	$2,397,384
Conversion of debt and accrued interest into shares of common stock	$203,917	$-
Cashless exercise of options	$622	$571

See accompanying notes to the unaudited condensed consolidated financial statements.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and description of business

Generation NEXT Franchise Brands, Inc. (referred to herein collectively with its subsidiaries as “we”, the “Company”, “our Company”, or “GNext”) operates as a franchisor, owner, managing member, and direct seller of unattended retail kiosks that feature cashless payment devices and remote monitoring software through its wholly-owned subsidiaries, Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. The Company uses in-house location specialists that are responsible for securing locations for its kiosks; additionally, the Company has negotiated discounts with certain of its consumable manufacturers and distributors.

The subsidiary 19 Degrees, Inc. is also the managing member of 19 Degrees Corporate Service, LLC, a robot investment fund (the “Fund”) that will allow accredited investors (i.e. franchisees and other direct purchase investors) to contribute kiosks to the Fund and receive quarterly distributions of net proceeds from operating the robots.

During fiscal year 2017, we obtained the exclusive rights to sell a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in all U.S. states, other than South Dakota. Through franchise agreements or contracts, we sell robots, franchise fees, and location fees. All contracts require a deposit and contracts which include exclusive territory clauses will also contain a minimum robot and franchise fee commitment. We refer to units associated with a deposit as a “booking” and units associated with exclusive territory minimums as “commitments”. At March 31, 2019, the Company had a backlog of 957 bookings with a future revenue value of approximately $43 million and further commitments for 2,666 robots aggregating $103 million of future revenue.

Through March 31, 2019, the Company delivered 220 Reis & Irvy’s branded frozen yogurt vending kiosks. During February and March, the Company removed 34 robots for upgrades and retrofits leaving a net of 186 kiosks deployed in the United States, Canada, and Australia. The upgraded units will be redeployed to locations after passing functional and cosmetic tests.

The Company has spent approximately $5.2 million and $2.6 million in research, development, and engineering expenses through June 30, 2018 and March 31, 2019, respectively. The Company anticipates it will incur additional research, development and engineering expenses through fiscal year 2019.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 28, 2019, the Company entered into an Asset Purchase Agreement with Print Mates, LLC (“Print Mates”), (see Note 11 Related Party Transactions). The agreement provides for the purchase of all of Print Mates rights, title, and interest to all assets of the Print Mates business, including intellectual property. The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was an asset acquisition. As a result, the estimated fair value of the assets acquired, and amount of liabilities assumed are included in the accompanying balance sheet as of March 31, 2019. Print Mates kiosks offer instant high-resolution printing of photographs from touchscreen kiosks. Print Mates kiosks are operated with a proprietary software interface that takes advantage of the kiosk’s large touch-sensitive screen, allowing customers to swipe and scroll through various menus as well as edit and crop their images before printing. The Company intends to own and operate the kiosks, collecting 100% of the revenues generated, and will sell kiosks and license software to business owners.

In January 2019, the Company announced the launch of 19 Degrees Corporate Service, LLC as a corporate operated Robot Investment Fund (“the Fund”). This advantages kiosk owners through the switch from active to passive income; more even distribution of revenue; faster installation of kiosks; a “no hassle” maintenance program provided by CSA Server Solutions; a nationwide on-site flavor promotion plan managed by Dannon, access to a newly designed back-office portal that will allow members of the fund to remotely access each kiosk’s sales performance in “real time” as well as a plethora of software features used to guide the fund’s performance. Member ownership units in the LLC will be issued under the registration exemption Rule 506(c) of Regulation D of the Securities Act of 1933 and will be available only to accredited investors. Under Rule 506(c), general solicitation of offerings is permitted, however, purchasers in a Rule 506(c) offering must be “accredited investors.” The SEC defines the term "accredited investor" in Rule 501(a). Generally, individuals are considered accredited investors if they have a net worth greater than $1 million (excluding their primary residence) or incomes in excess of $200,000 in the last two years with the expectation of the same in the current year (or $300,000 with a spouse).

In September 2018 it was determined the assets of the Company’s wholly-owned subsidiary, Fresh Healthy Vending LLC ("FHV LLC"), were insufficient to satisfy FHV LLC’s obligations to creditors. As such, on FHV LLC executed an Assignment for the Benefit of Creditors under California law, whereby all of its assets were assigned to a third-party fiduciary who will liquidate such assets and distribute the proceeds to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

2. Summary of Significant Accounting Policies

Basis of accounting

The included condensed consolidated balance sheet as of June 30, 2018, which has been derived from audited consolidated financial statements and the unaudited condensed consolidated statements as of March 31, 2019 and for the three and nine months ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accordingly, these unaudited condensed consolidated statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s filings with the SEC, including its most recent annual report on Form 10-K for the fiscal year ended June 30, 2018 filed on October 19, 2018.

Liquidity and capital resources

For the nine months ended March 31, 2019 we had a net loss totaling approximately $15,468,000 with negative cash flows from operations totaling approximately $9,794,000. Our cash balance at March 31, 2019 was approximately $415,000. Our production and installation of kiosks has been slower than anticipated through March 2019, due to delays caused by engineering and manufacturing deficiencies, which have since been corrected. The impacts of production delays have been decreased revenue recognition and less accounts receivable collections. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research, development and engineering expenditures related to our robotic soft serve vending kiosks and for the purchase of robot inventory. The combined result of these events was a substantial decrease in our cash balances and an increase in our outstanding liabilities. In order to ensure sufficient liquidity for our continuing operations, the Company is actively pursuing additional capital in the form of either debt or equity financing (or a combination thereof). We anticipate generating a portion of our required capital resources from deposits on sales of new franchises, unit sales of kiosks for the Fund, royalties from existing and future franchise installs and revenue from investment in, and management of the Fund. Management believes the additional funding required can be obtained on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property), capital expenditures for the purchase of franchisee and owned and operated robotic soft serve vending kiosks, as well as the repurchase of machines from franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to delay the production and purchase of robotic soft serve vending kiosks until such time that we may able to prepay for future robots.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and cash equivalents

All investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at March 31, 2019 and June 30, 2018. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At March 31, 2019, bank balances, per our bank, exceeding federally insured limits totaled approximately $165,000. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer and inventory suppliers. At March 31, 2019 and June 30, 2018, the Company had approximately $4,296,000 and $3,710,000, respectively maintained in escrow accounts for these purposes.

Contract assets – due from franchisees, net

Contract assets – due from franchisees arise primarily from kiosk sales and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed, and potential credit losses estimated by management are charged to operations on a regular basis. At the time any particular account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $0 at March 31, 2019 and June 30, 2018, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impairment of long-lived assets

Impairment losses are recognized on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the periods ended March 31, 2019 and June 30, 2018, respectively.

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

Acquisition

On March 28, 2019, the Company entered into an Asset Purchase Agreement with Print Mates, LLC (“Print Mates”), (see Note 11 Related Party Transactions). The agreement provides for the purchase of all of Print Mates rights, title, and interest to all assets of the Print Mates business, including intellectual property. The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was an asset acquisition. As a result, the estimated fair value of the assets acquired, and amount of liabilities assumed are included in the accompanying balance sheet as of March 31, 2019.

The condensed consolidated financial statements include the results of Print Mates from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

March 28, 2019

Cash	$15,505
Intangible assets – patents, trademark and software	590,064
Accounts payable and accrued expenses	(443,474)

Total purchase price	162,695
Advances outstanding from Print Mates (due from)	162,695

During the three months ended March 31, 2019, the Company had accumulated cash advances of $162,695 to Print Mates. The advances to Print Mates in the amount of $162,695 on March 29, 2019 was used as an asset purchase transaction.

The purchase price allocation has been prepared on a preliminary basis based on the information that was available to the Company at the time the condensed consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation may result as additional information becomes available.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In determining the purchase price allocation, management will consider, among other factors, the Company’s intention to use the acquired assets. The intangible assets will be amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

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

Revenues from robotic soft serve vending kiosks and franchise fees are recognized when the Company has substantially performed or satisfied all material services or conditions relating to the franchise agreement. Substantial performance has occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services in the franchise agreement have been performed; and 4) all other material conditions or obligations have been met. During the three and nine months ended March 31, 2019, 50 and 220 robotic soft serve vending kiosks were installed and operational, respectively, and the Company had no further material conditions or obligations. There were no vending kiosks operational during the same periods in the prior year. During the three and nine months ended March 31, 2019 the Company recognized revenue of approximately $2,000,000 and $8,088,000, respectively for robotic soft serve vending kiosks and approximately $16,000 and $29,000, respectively in franchise fees.

Upon the execution of a franchise agreement, a deposit from the franchisee is required, and generally consists of 40% - 50% of the sales price of the frozen yogurt and ice cream robots, 50% - 100% of the initial franchise fees, and 40% - 50% of location fees. In accordance with ASC 606, the Company recognizes the contract as a Contract liability – customer deposits and deferred revenue when the Company receives consideration or is due consideration. As of March 31, 2019, and June 30, 2018, the Company’s customer advances and deferred revenues were approximately $36,571,000 and $37,222,000, respectively.

The Company recognizes Contract assets – due from franchisees when the Company has a conditional right to consideration. As of March 31, 2019, and June 30, 2018, the Company’s Contract assets – due from franchisees was approximately $4,296,000 and $7,251,000, respectively.

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

Generation NEXT Franchise Brands, Inc. and Subsidiariesv

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2019, and June 30, 2018, the Company’s provision for Reis & Irvy’s franchisee rescissions and refunds totaled approximately $6,052,000 and $1,924,000, respectively. The balance is based on executed termination agreements and an estimate of future terminations. Executed termination agreements contain multi-month payment schedules to refund deposits made on robots, franchise fees, and location fees. Based on these schedules, the current provision balance is expected to be paid gradually through August 2020.

Fresh Healthy Vending, LLC

During the quarter ended September 30, 2018 it was determined the assets of FHV LLC were insufficient to satisfy FHV LLC’s obligations to creditors. As such, on September 28, 2018, FHV LLC executed an Assignment for the Benefit of Creditors under California law, whereby all of its assets were assigned to a third-party fiduciary who will liquidate such assets and distribute the proceeds to FHV LLC’s creditors pursuant to the priorities established and permitted by law. Consequently, the Company has accounted for FHV LLC as a discontinued operation in the accompanying financial statements.

19 Degrees, Inc.

The Company recognizes revenue from the sale of products from company-owned robotic soft serve vending kiosks when products are purchased. During the three and nine months ended March 31, 2019 the Company recognized approximately $2,000 and $44,000, respectively. During the three and nine months ended March 31, 2018 the Company recognized approximately $25,000 and $121,000, respectively. During the three months ended March 31, 2019, 19 Degrees Inc entered into a management agreement with 19 Degrees Corporate Service (the “Fund)

The Company recognizes the value of company-owned machines as inventory when purchased. Subsequent to installation, the purchased cost is recognized in fixed assets and depreciated over its estimated useful life. As of March 31, 2019, there were no company-owned robotic soft serve vending kiosks included in fixed assets.

Marketing and advertising

Marketing and advertising costs are expensed as incurred. There are no existing arrangements under which the Company provides or receives marketing and advertising services from others for any consideration other than cash. Marketing and advertising expense totaled approximately $398,000 and $1,684,000 for the three and nine months ended March 31, 2019, respectively. Marketing and advertising expense totaled approximately $419,000 and $1,874,000 for the three and nine months ended March 31, 2018, respectively.

Research, development and engineering costs

Research, development and engineering costs are expensed as incurred. For the three and nine months ended March 31, 2019, the Company recorded approximately $371,000 and $2,595,000, respectively. For the three and nine months ended March 31, 2018, the Company recorded approximately $1,693,000 and $3,618,000, respectively.

Generation NEXT Franchise Brands, Inc. and Subsidiariesv

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concentration of manufacturers

Our robotic soft serve vending kiosks have been manufactured by one supplier, and we are in the process of transitioning to alternative supplier. During the transition period, both suppliers will be producing kiosks. This change in suppliers could cause a delay in deliveries. Subsequent to March 31, production and the resulting installations, has increased beyond any previous levels. If production levels decline, the Company could experience a loss of sales, which would adversely affect the Company’s operating results.

The Company uses a single supplier for its frozen confectionary consumables. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by the franchise network, other manufacturers and distributors could provide similar products on comparable terms.

See Note 11 for purchase commitments from our manufacturers for inventory.

Discontinued Operations

Pursuant to ASC 205-20 Discontinued Operations, in determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations is aggregated and separately presented in our accompanying condensed consolidated balance sheets.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment Information

The Company relies upon ASC 280, Segment Reporting, to determine and disclose reportable operating segments, and is organized such that each subsidiary represents a different operating purpose. As a result, the Company analyzed each subsidiary to determine reportable operating segments. (Not sure why this is here – MB)

For the periods presented, the Company determined that Reis and Irvy’s, Inc., , 19 Degrees, Inc., Generation Next Vending Robots, Inc,, and FHV, LLC (see Note 12 – Discontinued operations) were reportable operating segments; Generation Next Franchise Brands, Inc., , The Fresh and Healthy Vending Corporation, and FHV Acquisition, Corp. were not material segments and therefore have not been reported as such. Reis & Irvy’s, Inc. represents the sale of frozen yogurt and ice cream robots, franchise fees, royalties, location fees, and product rebates. 19 Degrees, Inc. is primarily a management company for 19 Degrees Corporate Service, LLC. Generation Next Vending Robots, Inc. will earn revenues from the sale of the newly acquired Print Mates brand photograph kiosks. FHV, LLC represents the sale of fresh and healthy vending machines, franchise fees, royalties and product rebates.

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

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11 - Inventory (Topic 330) related to simplifying the measurement of inventory, which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance is applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective July 1, 2017, which had no material impact on its consolidated financial statements or financial statement disclosures.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350). ASU 2017-04 provides new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2017 and the standard was applied retrospectively for all periods presented which had no material impact on prior years. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718). ASU 2016-09 provides new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. This guidance was effective for the Company in fiscal year 2017. The Company has determined there is no material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2020 and subsequent interim periods. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related updates were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company’s adoption of ASU 2014-09 will change the timing of the recognition of initial franchise fees. ASU 2014-09 requires these fees to be recognized over the term of the related franchise license for the respective robot, which had a material impact to revenue recognized for initial franchise fees and renewal franchise fees. ASU 2014-09 allows for non-cancellable franchise contract agreements for the Company to recognize revenue under the provisions of ASC 606-10-25, Revenue Recognition – Revenue from Contracts with Customers.

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

Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. The Company has determined there is no material impact on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic ASC 805), guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements. This ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. The Company has determined there is no material impact on our consolidated financial statements.

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

3. Inventory

Inventory consisted of the following:

	March 31, 2018	June 30, 2018
Inventory on-hand:
Raw material and work in process	$7,683,864	$2,804,764
Finished goods	4,129,536	506,720
	11,813,400	3,311,484
Allowance for obsolete inventory	(400,000)	(300,000)
	$11,413,400	$3,011,484

See Note 10 for purchase commitments from our manufacturers for inventory.

4. Property and equipment

Property and equipment consisted of the following:

	March 31, 2018 (unaudited)	June 30, 2018 (audited)

Furniture and fixtures	$44,065	$44,065
Office equipment	32,516	32,517
Tenant improvements	61,414	61,414
Frozen yogurt robots	22,685	177,684
	160,680	315,680
Accumulated depreciation	(92,461)	(115,889)
	$68,219	$199,791

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended March 31, 2019, depreciation expense was $5,000 and $33,000 respectively. For the three and nine months ended March 31, 2018, depreciation expense was $7,000 and $28,000 respectively.

5. Intangible property

Intangible property consisted of the following:

	March 31, 2019 (unaudited)	June 30, 2018 (audited)

Patents	$2,440,000	$2,440,000
Computer software	116,176	116,176
Print Mates – patents, trademark and software	590,664	-
	3,146,840	2,556,176
Accumulated amortization	(978,422)	(686,052)
	$2,168,418	$1,870,124

For the three and nine months ended March 31, 2019, amortization expense was $97,000 and $292,000 respectively. For the three and nine months ended March 31, 2018, amortization expense was $96,000 and $288,000 respectively.

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

The Company intends to own and operate the kiosks, collecting 100% of the revenues generated, and will sell kiosks and license software to business owners.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Computer software

Computer software represents capitalized costs of the customer relationship management software utilized by the Company.

Print Mates – Patents, trademark and software

On March 28, 2019, the Company entered into an Asset Purchase Agreement with Print Mates, LLC, (see Note 11 Related Party Transactions). The agreement provides for the purchase of all of Print Mates rights, title, and interest to all assets of the Print Mates business (“Print Mates”), including intangible-intellectual property. Print Mates kiosks offer instant high-resolution printing of photographs from touchscreen kiosks. Print Mates patented kiosk are operated with a proprietary software interface that takes advantage of the kiosk’s large touch-sensitive screen, allowing customers to swipe and scroll through various menus as well as edit and crop their images before printing.

Amortization expense on Print Mates intangible assets amounted to $0 and $0 for the quarters ended March 31, 2019 and 2018.

6. Notes payable (see also Note 11 - Related party debt)

	March 31, 2019	June 30, 2018
Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on December 31, 2018 and have conversion rights at $.16 per share.	$-	$23,000

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures on December 31, 2018 and has conversion rights at $.16 per share.	125,000	250,000

$2,000,000 Robofusion note payable, bearing interest at 3.25% per annum. Principal and interest is due quarterly, over a 3 year period, net of discount of $62,139 and $99,426, respectively.	1,079,592	1,342,132

$360,000 Promissory Note, non interest bearing. Principal is due monthly, over an 1.5 year period, net of discount of $27,000 and $0 respectively.	333,000	-

	1,537,592	1,615,132

Less current maturities	(1,264,831)	(879,017)

	$272,761	$736,115

Maturities of notes payable, net of discounts, are as follows:

March 31, 2020	$1,264,831
September 30, 2020	272,761

	$1,537,592

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

As of March 31, 2019, and June 30, 2018, the outstanding balance was approximately $0 and $23,000, respectively.

Convertible secured debt (Financing and security agreement)

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

•

Interest on the borrowings accrues at a rate of 10% per annum and is payable quarterly. In the event the Company elects to extend the maturity date of a tranche, the interest rate will increase to 12% per annum on that tranche.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2019 and June 30, 2018, there was $125,000 and $250,000, respectively, outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On January 20, 2017, the Company extended both tranches until December 31, 2018. As part of the extension, the holder was granted conversion rights at $.16 per share. The conversion right granted was fixed at the closing trading price of the stock. As a result, the Company determined that the conversion right was not a derivative in accordance with ASC 815, Derivatives and Hedges, the host instrument was conventional convertible, and that no beneficial conversion feature was present. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss. On December 27, 2018, the maturity date was further extended to June 30, 2019.

On March 29, 2019, the lenders elected to convert at $.16 per share, outstanding principal of $125,000 and accrued interest of $50,199, to 1,094,988 shares of common stock.

The lender of the has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

As of March 31, 2019, and June 30, 2018, accrued interest was approximately $50,000 and $81,000, respectively.

For the three and nine months ended March 31, 2019, interest expense was approximately $6,200 and $18,700, respectively. For the three and nine months ended March 31, 2018, interest expense was approximately $6,100 and $18,700, respectively.

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

In connection with the issuance of the note payable, the Company issued a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share (see Note 5). At inception, the estimated fair value of the warrant was approximately $174,000 and was recognized as a debt discount. During the three and nine months ended March 31, 2019 approximately $12,500 and $37,000 was accreted to interest expense in the accompanying statements of operations. During the three and nine months ended March 31, 2018 approximately $12,500 and $37,000 was accreted to interest expense in the accompanying statements of operations.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2019, and June 30, 2018, the outstanding balance was approximately $1,141,000 and $1,441,000, respectively. During the nine months ended March 31, 2019, principal payments were approximately $96,000 and indemnification payments were approximately $204,000. During fiscal 2018, principal payments were approximately $424,000 and indemnification payments were approximately $135,000.

As of March 31, 2019, and June 30, 2018, accrued interest was approximately $43,000 and $12,000, respectively.

For the three and nine months ended March 31, 2019, interest expense was approximately $9,000 and $31,000, respectively. For the three and nine months ended March 31, 2018, interest expense was approximately $14,000 and $45,000, respectively.

During the quarter ended December 31, 2018, Robofusion exercised 250,000 warrants for a purchase price of $125,000.

The Company is in arrears approximately $206,000 as of March 31, 2019 under the Robofusion note and expects forbearance from the lender.

Bridge notes payable

The bridge notes payable were repaid during the fiscal year ended June 20, 2018.

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

Convertible promissory note

The principal balance of $600,000 plus accrued interest on the convertible promissory note was repaid during the first quarter of fiscal year 2018.

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

7. Stockholders’ deficit

For the nine months ended March 31, 2019, the Company issued or recognized:

•	Approximately 1,285,000 shares of common stock for gross proceeds of approximately $1,455,000
•	Exercise of 250,000 warrants for a purchase price of $125,000
•	Approximately $2,159,000 in stock-based compensation related to options issued inside and outside the 2013 Equity Incentive Plan.
•	Approximately 622,000 shares of common stock for the cashless exercise of options under the 2013 Equity Incentive Plan. (See Note 8).

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended March 31, 2019, the Company granted no stock options under its 2013 Equity Incentive Plan. Stock-based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period (generally 24 months) and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018. The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16%-234.30%
Dividend yield	0%
Risk-free interest rate	2.33%-2.44%
Expected life in years	3.5

The expected volatility was estimated based on the volatility of the Company’s stock. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of approximately $19,000 and $110,000 during the three and nine months ended March 31, 2019, respectively. We recorded stock-based compensation expense of approximately $67,000 and $211,000 during the three and nine months ended March 31, 2018, respectively. Remaining stock-based compensation to be recognized is approximately $84,000.

The following table summarizes the stock option activity under the 2013 Plan through March 31, 2019:

	Options	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	3,141,876	$0.21	5.23	$6,168,665
Granted	-	$-
Exercised	(449,500)	$0.43
Forfeited	(480,750)	$1.76

Outstanding at March 31, 2019	2,211,626	$0.38	4.49	$918,800

Vested options	1,969,126
Remaining options expected to vest	194,000

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2019, the outstanding options had an average remaining expected life of 4.49 year and 1,969,126 vested options were exercisable at a weighted average exercise price of $0.20.

Non-Qualified Stock Options

Executive Options

On January 20, 2017, the Company granted non-qualified stock options with an exercise price of $0.16 per share (outside of the 2013 Plan) aggregating 5,000,000 and 500,000, respectively to its Chairman and CEO. The options vest 50% upon the delivery of 400 frozen yogurt robots or achieving cumulative revenue of $15 million and 50% upon the delivery of 800 frozen yogurt robots or achieving cumulative revenue of $30 million.

The estimated fair value of the options was approximately $698,000. Stock-based compensation related to these awards is recognized on a straight-line basis over the expected vesting period (24 months) and is included in Stock Compensation expense in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2019 and 2018. The options issued were valued using a binomial method assuming the following:

Expected volatility	134.81%
Dividend yield	0%
Risk-free interest rate	1.50%
Expected life in years	3.5

During the nine months ended March 31, 2019, the Company recognized stock-based compensation expense of approximately $210,000. Remaining stock-based compensation to be recognized is approximately $94,000. No options have vested, and the number of options expected to vest approximately 4,000,000.

Goal Incentive Options

During February 2018, the Company granted nonqualified stock options with an exercise price of $0.87 per share (outside of the 2013 Plan) to the following:

•	The Company granted a potential of 1,175,000 options to employees. The options vest based on objective criteria consisting of sales and overall company goals.

•

Furthermore, we granted a potential of 6,375,000 options to the Chairman, CEO and management employees. The options vest 50% upon 1,200 units installed or $45 million in cumulative revenue; and 50% upon 2,000 units installed or $75 million in cumulative revenue.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair value of the options was approximately $6,464,000. Stock-based compensation expense related to these awards is recognized on a straight-line basis over the expected vesting period of 24 months and is included in Stock Compensation expense in the accompanying condensed consolidated statements of operations. The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16% - 233.60%
Dividend yield	0%
Risk-free interest rate	2.37% - 2.39%
Expected life in years	3.5

During the nine months ended March 31, 2019, the Company recognized stock-based compensation expense of approximately $1,603,000. Remaining stock-based compensation to be recognized is approximately $3,794,000. No options have vested, and the remaining number of options expected to vest is approximately 4,880,000.

Director Options

In September 2018, the Company granted 660,000 non-qualified stock options with a weighted average exercise price of $1.78 per share to two independent Board members.

The estimated fair value of the options was approximately $1,144,000. Stock-based compensation related to these awards is recognized on a straight-line basis over the expected vesting period (36 months) and is included in Stock Compensation expense in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2019. The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16%
Dividend yield	0%
Risk-free interest rate	2.39%
Expected life in years	3.5

During the nine months ended March 31, 2019, the Company recognized stock-based compensation expense of approximately $237,000. Remaining stock-based compensation to be recognized is approximately $907,000. Approximately 110,000 options have vested, and the remaining number of options expected to vest is approximately 220,000.

9. Leases

On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $15,995. Future minimum lease payments under the Company’s Facility Lease is as follows:

Future Lease Payments

2019	$148,943
2020	202,554
2021	208,377
2022	214,403
$774,277

Thereafter: $17,909/month.

Rent expense was $53,000 and $57,000 for the three months ended March 31, 2019 and 2018, respectively. Rent expense was $155,000 and $168,000 for the nine months ended March 31, 2019 and 2018, respectively.

10. Commitments and contingencies

During fiscal year 2018, the Company began a voluntary internal review into payments made with respect to primary stock sales. The Company has engaged outside counsel, has ceased selling the stocks, and will not make further payments with regard to stock sales, will take remedial measures (including oversight and education), and, as deemed appropriate, will take steps to recapture the value of those payments previously made. The Audit Committee is overseeing the internal review and remediation efforts.

The Company provides a one-year parts warranty on its robotic soft serve vending kiosks. However, the soft-serve component carries a five-year parts and two-year labor warranty. The robotic arm manufacturer offers no warranty to the company on this component as currently configured. Re-engineering and testing of the robotic arm are underway and the resulting component will be warranted by the supplier.

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

As of March 31, 2019, the Company had unconditional purchase contracts of approximately $6,634,000 for the purchase of inventory for the frozen yogurt and ice cream robots.

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

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2018, the Company entered into an agreement with two investors in connection with the Company’s private placement memorandum. The investors had the right to purchase:

•	From June 6 through June 30, 2018, 300,000 shares of common stock at $1.00 per share. As of June 30, 2018, the investors purchased 300,000 shares of common stock.

•	From July 1 through September 30, 2018, 1,000,000 shares of common stock at $1.00 per share. No shares were purchased under this provision.

•	From October 1 through December 31, 2018, 1,333,333 shares of common stock at $1.50 per share. No shares were purchased under this provision.

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

Additionally, our Company may be subject to certain state reviews of our Franchise Disclosure Documents. Such state reviews could lead to our Company being fined or prohibited from entering into franchising agreements with the reviewing state. No such contact has occurred during the nine months ended March 31, 2019.

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

11. Related party transactions

Related party debt consisted of the following:

	March 31, 2018	June 30, 2018

Secured Promissory Notes	$296,779	$296,779

Convertible Promissory Note	-	240,007

	296,779	536,786

Less current maturities	(296,779)	(536,786)

	$-	$-

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Secured Promissory Notes

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note was secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company’s franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the three and nine months ended March 31, 2019, the Company paid zero principal and interest, respectively, under the Notes.

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

Convertible Promissory Notes

On January 13, 2015, the Company’s Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the “Loan”), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum with an original maturity date of December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company recorded $300,000 as a discount on the Loan and expensed the amount over the original term of the note.

On January 20, 2017, Mr. Yates agreed to extend his loans until December 31, 2017. In exchange for extending the loans, Mr. Yates was granted an option to convert the loan to common stock at $.16 per share. Subsequently, the maturity dates were extended until December 31, 2018.

As of March 31, 2019, and June 30, 2018, $0 and $240,000, respectively were outstanding under the Loan. On October 9, 2018, the Company repaid the outstanding balance of approximately $240,000 of convertible notes payable, and related accrued interest of approximately $14,000, for a total of approximately $254,000.

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

The spouse of the Company’s Chairman was employed by the Company during 2017 and through May 31, 2018. The Company charged approximately $0 and $36,000 to operations for her compensation during the nine months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, and June 30, 2018, prepaid expenses and other current assets in the accompanying balance sheet included approximately $5,400 and $28,000, respectively, of short-term advances to an officer of the Company.

The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002.

During the three months ended March 31, 2019, the Company had accumulated cash advances of approximately $163,000 to Print Mates, LLC, an entity owned by the brother (“Seller”) of the Company’s Chief Executive Officer. On March 28, 2019, the Company executed an Asset Purchase Agreement with Print Mates, LLC. The agreement provides for the purchase of all of Print Mates, LLC’s rights, title, and interest to all assets of the Print Mates business (“Print Mates”), including intangible-intellectual property (see Notes 1 and 5). Consideration for the purchase was the assumption of approximately $443,000 in trade payables and forgiveness of accumulated advances of approximately $163,000. In connection with the transaction, the Seller will be an employee of the Company. The present acquisition of the assets of Print Mates, LLC is a related party transaction as the sole member of Print Mates, LLC, Franklyn Yates, is an immediate family member (Brother) of Nick Yates. The transaction was duly authorized by the Board of Directors of the Company who were informed of the related party interest.

12. Discontinued operations

Because it was determined the assets of FHV LLC were insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will liquidate such assets and distribute the proceeds to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

Discontinued operations for the three and nine months ended March 31, 2019 and 2018 consist of the operations from the FHV LLC subsidiary.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gain (Loss) from Discontinued Operations

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Revenues:
Vending machine sales, net	$-	$70,728	$-	$164,267
Franchise fees	-	7,045	-	14,340
Company owned machine sales	-	-	-	-
Royalties	-	76,630	8,041	231,743
Other	-	14,825	2,050	47,663

Total revenue, net	-	169,228	10,091	458,013

Cost of revenues	-	92,326	5,237	171,706

Gross margin	-	76,902	4,854	286,307

Operating expenses:
Personnel	-	43,685	-	692,226
Marketing	-	30,589	-	28,981
Professional fees	-	15,047	26,451	45,760
Insurance	-	14,607	-	37,546
Rent	-	12,618	6,199	32,718
Depreciation and amortization	-	7,032	-	10,802
Stock compensation	-	-	-	155,953
Research and development	-	-		3,000
Provision for legal settlement	-	70,434	-	376,394
Other	-	37,740	6	121,221

Total operating expenses	-	231,752	32,656	1,504,601

Income (loss) from operations	-	(154,850)	(27,802)	(1,218,294)

Other expenses:
Interest expense	-	(32,960)	-	(154,660)
Derivative liability income (expense)	-	-	-	(220,003)
Loss before provision for income taxes	-	(187,810)	(27,802)	(1,592,957)

Provision for income taxes	-	-	-	-

Loss from operations	-	(187,810)	(27,802)	(1,592,957)

Gain from disposition of operations		-	169,304	-

Net gain (loss)	$-	$(187,810)	$141,502	$(1,592,957)

See accompanying notes to the unaudited condensed consolidated financial statements.

Generation NEXT Franchise Brands, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables lists the assets of discontinued operations and liabilities of discontinued operations as of March 31, 2019 and June 30, 2018 for FHV LLC.

Assets and Liabilities of Discontinued Operations

	March 31, 2019	June 30, 2018
	(unaudited)	(audited)
Current assets:

Cash	$-	$26,417
Restricted cash	-	1,500
Accounts receivable, net of allowance for doubtful accounts of $174,011	-	18,451
Inventory on-hand, net of allowance for obsolete inventory of $100,000	-	246,296

Current assets held for disposition	$-	$292,664

Current liabilities:
Accounts payable and accrued liabilities	$-	$280,159
Contract liabilities - customer advances and deferred revenues	-	515,517
Provision for franchisee rescissions and refunds	-	496,000

Total current liabilities	$-	$1,291,676

13. Subsequent events

On various dates subsequent to March 31, 2019 and through the date of this report, the Company entered into termination agreements with franchisees for refunds aggregating approximately $1,200,000 and reserved a further $2,000,000 for potential refunds. The Company considered the guidance in ASC 855, Subsequent Events, and determined that no expense accrual was required as of March 31, 2019. The amount is included in the Provision for franchisee rescissions and has been charged against Contract liabilities – customer advances and deferred revenues, in the accompanying condensed consolidated balance sheet as of March 31, 2019.

In April 2019 the Company borrowed $500,000 under an unsecured promissory note with 15% interest payable bi-annually and a maturity date of April 10, 2020. At the lender’s option, the outstanding balance may be converted to shares of common stock at $0.50 per share.

In April 2019, the company opened an offer under a private placement memorandum to borrow up to $2,000,000 by issuing unsecured Convertible Promissory Notes bearing a 15% interest rate, convertible into common stock at $0.50 per share at the note holder’s option. The notes mature in 24 months with interest payable bi-annually. Note holders may elect receive shares of common stock in lieu of cash interest payments at $0.50 per share. The Company has received approximately $1,000,000 under the offering.

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

Overview and Description of Business

Discussions with respect to our Company’s operations included herein refer to our operating subsidiaries: Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. (“19 Degrees”), Generation NEXT Vending Robots, Inc., Fresh Healthy Vending LLC (“FHV LLC”) (see Note 12 to the financial statements), and The Fresh and Healthy Vending Corporation (“FHV Corp”).

We are a public company listed under the symbol “VEND”.

Business

Generation NEXT Franchise Brands, Inc. (referred to herein collectively with its subsidiaries as “we”, the “Company”, “our Company”, or “GNext”) operates through its wholly-owned subsidiaries, Reis & Irvy’s, Inc. (“R&I”), 19 Degrees, Inc. and Generation Next Vending Robots, Inc. as a franchisor, direct seller, owner and operator and managing member of robotic soft serve vending kiosks that feature cashless payment devices and remote monitoring software. The Company uses in-house location specialists that are responsible for securing locations for its kiosks; additionally, the Company has negotiated discounts with certain of its consumable manufacturers and distributors. The Company also is the managing member of 19 Degrees Corporate Service, LLC, a Robot Investment Fund (the “Fund”) that will allow investors (i.e. franchisees and other direct purchase investors) to contribute kiosks to the Fund and receive quarterly distributions.

During fiscal year 2017, we obtained the exclusive rights to sell a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in all U.S. states, other than South Dakota. Through franchise agreements or contracts, we sell robots, franchise fees, and location fees. All contracts require a deposit and contracts which include exclusive territory clauses will also contain a minimum robot and franchise fee commitment. We refer to units associated with a deposit as a “booking” and units associated with exclusive territory minimums as “commitments”. At March 31, 2019, the Company had a backlog of 957 bookings with a future revenue value of approximately $43 million and further commitments for 2,666 robots aggregating $103 million of future revenue.

Through March 31, 2019, the Company delivered 220 Reis & Irvy’s branded frozen yogurt vending kiosks. During February and March, the Company removed 34 robots for upgrades and retrofits leaving a net of 186 kiosks deployed in the United States, Canada, and Australia. The upgraded units will be redeployed to locations after passing functional and cosmetic tests.

The Company has spent approximately $5.2 million and $2.6 million in research, development, and engineering expenses through June 30, 2018 and March 31, 2019, respectively. The Company anticipates it will continue to incur additional research, development and engineering expenses throughout fiscal 2019 at a reduced rate of $100,000 to 150,000 per month.

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

On March 28, 2019, the Company entered into an Asset Purchase Agreement with Print Mates, LLC (“Print Mates”), (see Note 11 Related Party Transactions). The agreement provides for the purchase of all of Print Mates rights, title, and interest to all assets of the Print Mates business, including intellectual property. The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was an asset acquisition. As a result, the estimated fair of the assets acquired, and amount of liabilities assumed are included in the accompanying balance sheet as of March 31, 2019. Print Mates kiosks offer instant high-resolution printing of photographs from touchscreen kiosks. Print Mates kiosk are operated with a proprietary software interface that takes advantage of the kiosk’s large touch-sensitive screen, allowing customers to swipe and scroll through various menus as well as edit and crop their images before printing. The Company intends to own and operate the kiosks, collecting 100% of the revenues generated, and will sell kiosks and license software to business owners

In September 2019 it was determined the assets of the Company’s wholly-owned subsidiary, Fresh Healthy Vending LLC ("FHV LLC"), were insufficient to satisfy FHV LLC’s obligations to creditors. As such, on FHV LLC executed an Assignment for the Benefit of Creditors under California law, whereby all of its assets were assigned to a third-party fiduciary who will liquidate such assets and distribute the proceeds to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

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

Our Employees

We had approximately40 full-time employees as of March 31, 2019.

Seasonal

We do not expect that our business will experience significant seasonality.

Nine months ended March 31, 2019 compared to nine months March 31, 2018

Revenues

We had revenues of approximately $8.4 million for the nine months ended March 31, 2019, compared to revenues of approximately $134,000 for the nine months ended March 31, 2018. This represented an increase of approximately $8.4 million. Our revenues increased primarily due to the fact that we were shipping kiosks in the nine months ended March 31, 2019 and none were shipped in the same period in the prior year.

Cost of revenues

Cost of revenues was approximately $9.5 million during the nine months ended March 2019. Our cost of revenues is higher for the initial units shipped and installed as the manufacturing and installation costs included more fixed costs and lower productivity rates than the anticipated normal costs per unit. Year-to-date Cost of revenues through March includes $1.1 million of expense incurred as the result of engineering flaws, production delays, and manufacturing inefficiencies. These errors have been corrected and the Company does not expect this expense to recur. The Company has targeted a 22.0% reduction in per unit costs for Reis & Irvy’s robots which will be fully realized during the second quarter of fiscal year 2020 (October 1 to December 31, 2020). Since launching the cost reduction exercise during March 2019, the Company has implemented cost reductions which deliver 4.4% of the 22.0% target.

Gross profit

Gross profit for the nine months ended March 31, 2019 was approximately negative $1.1 million. The negative gross profit is the result of the Company incurring fixed manufacturing overhead costs during a period of low production and consequently, low revenue recognition activities. The Company has set a minimum gross margin for Reis & Irvy’s robots of 26% which it expects to achieve during its second quarter of fiscal year 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2019 were approximately $14,228,000 representing an increase of approximately $3,222,000 from approximately $11,005,000 in the nine months ended March 31, 2018. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of approximately $3,624,000 for the nine months ended March 31, 2019 represent an increase of $456,000 or 14% from approximately $3,167,000 in the nine months ended March 31, 2018. The increase was primarily attributable to an increase in personnel mix and commissions from sales of kiosks and franchises.

Professional fees expense increased approximately $1,197,000 to approximately $1,496,000 during the nine months ended March 31, 2019 from approximately $300,000 during the nine months ended March 31, 2018. The increase was primarily attributable to an increase in legal, accounting and consulting fees.

Stock compensation expense increased approximately $1,477,000 to approximately $2,159,000 during the nine months ended March 31, 2019 from approximately $682,000 during the nine months ended March 31, 2018. The increase was primarily attributable to additional grants of stock options in September 2019, which are valued at $1.79 on average, compared to the last major grant of options in February 2018, which are valued at $0.87 on average. This difference exacerbated the additional compensation expense related to these stock grants. It should be noted that this is a non-cash expense.

Research, development, and engineering expense for the nine months ended March 31, 2019 were approximately $2,596,000 and were lower by approximately $1,023,000 or 28%, compared to the same period in the prior year. This is primarily due to the stable configuration attained during fiscal year 2019, and the ongoing development requirements in the prior year.

Provision for franchisee refund increased approximately $157,000 from approximately $64,000 during the nine months ended March 31, 2018 to approximately $222,000 during the nine months ended March31, 2019. The increase was attributable to an increase in franchise refunds.

Other expenses increased approximately $917,000 from approximately $644,000 during the nine months ended March 31, 2018 to approximately $1,561,000 during the nine months ended March 31, 2019. The increase was primarily attributable to an increase in franchisee relations costs and travel expense.

In total, selling and general administrative expenses (excluding non-cash items) during the third quarter were approximately $300,000 lower than the average of the two previous quarters as the company reduces research and development activities required to launch the Reis & Irvy’s platform and decreases certain professional fees. The Company is exploring additional actions which can further reduce selling and general administrative expenses.

Provision for income taxes

During the nine months ended March 31, 2019 and 2018, we incurred a net loss and operated as a C-corporation for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will be realized.

Net loss

Net loss was approximately $15,468,000 during the nine months ended March 31, 2019 compared to a net loss of approximately $12,748,000 for the nine months ended March 31, 2018. The increase in net loss resulted from increased operating expenses offset by increased revenue during the nine months ended March 31, 2019 as well as discontinued operations for FHV during the nine months ended March 31, 2019.

Basic net loss per share during the nine months ended March 31, 2019 and 2018 was $0.22 and $0.31 per share, respectively.

Three months ended March 31, 2019 compared to three months March 31, 2018

Revenues

We had revenues of approximately $2.1 million for the three months ended March 31, 2019, compared to revenues of approximately $36,000 for the three months ended March 31, 2018. This represented an increase of approximately $2.1 million. Our revenues increased primarily due to the fact that we were shipping kiosks in the quarter ended March 31, 2019 and zero were shipped in the prior year.

Cost of revenues

Cost of revenues was approximately $3.6 million during the three months ended March 31, 2019. Our cost of revenues has been higher for the initial units shipped and installed as the manufacturing and installation costs included more fixed costs and lower productivity rates than the anticipated normal costs per unit. Cost of revenues during the quarter includes $1.1 million of expense incurred as the result of engineering flaws, production delays, and manufacturing inefficiencies. These errors have been corrected and the Company does not expect this expense to recur.

Gross profit

Gross profit for the three months ended March 31, 2019 was approximately negative $1.5 million. We anticipate that our gross profit and gross margin will increase as we gain cost efficiencies in our product costs, as well as shipping and installation expenses.

Operating expenses

Operating expenses for the three months ended March 31, 2019 were approximately $4,106,000 representing a decrease of approximately $661,000 from approximately $4,768,000 in the three months ended March 31, 2018. The major components of selling, general and administrative expenses were as follows:

Personnel expenses of approximately $1,285,000 for the three months ended March 31, 2019 represent a decrease of $222,000 or 14% from approximately $1,507,000 in the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in personnel mix and commissions from sales of kiosks and franchises.

Professional fees expense increased approximately $283,000 to approximately $370,000 during the three months ended March 31, 2019 from approximately $87,000 during the three months ended March 31, 2018. The increase was primarily attributable to an increase in legal, accounting and consulting fees.

Stock compensation expense increased $127,000 during the three months ended March 31, 2019 from $558,000 during the three months ended March 31, 2018. The increase was primarily attributable to additional grants of stock options in September 2019, which are valued at $1.79 on average, compared to the last major grant of options in February 2018, which are valued at $0.87 on average. This difference exacerbated the additional compensation expense related to these stock grants. It should be noted that this is a non-cash expense.

Research, development, and engineering expense for the three months ended March 31, 2019 were approximately $372,000 and were lower by approximately $1,322,000 or 78%, compared to the same period in the prior year. This is primarily due to the stable configuration attained during fiscal year 2019, and the ongoing development requirements in the prior year.

Other expenses increased approximately $324,000 from approximately $213,000 during the three months ended March 31, 2018to approximately $537,000 during the three months ended March 31, 2019. The increase was primarily attributable to an increase in franchisee relations and travel expense.

Provision for income taxes

During the three months ended March 31, 2019 and 2018, we incurred a net loss and operated as a C-corporation for federal and state income tax purposes. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating loss due to the substantial uncertainty about whether such benefit will be realized.

Net loss

Net loss was approximately $5,713,000 during the three months ended March 31, 2019 compared to a net loss of approximately $5,009,000 for the three months ended March 31, 2018. The increase in net loss resulted from increased selling, general and administrative expenses offset by discontinued operations for FHV during the quarter ended March 31, 2019. The loss was further effectuated by lower than anticipated franchise sales due to a late 10-K filing, which inhibited the Company’s ability to receive approved franchise documents.

Basic net loss per share during the three months ended March 31, 2019 and 2018 was $0.08 and $0.11 per share, respectively.

Liquidity and Capital Resources

For the nine months ended March 31, 2019 we had a net loss totaling approximately $15,468,000 with negative cash flows from operations totaling approximately $9,794,000. Our cash balance at March 31, 2019 was approximately $415,000. Through March 31, 2019 our production and installation of kiosks have been slower than anticipated, due to delays caused by engineering and manufacturing deficiencies, which have since been corrected. The impacts of production delays were decreased revenue recognition and less accounts receivable collections. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research, development and engineering expenditures related to our robotic soft serve vending kiosks and for the purchase of robot inventory. The combined result of these events was a substantial decrease in our cash balances and an increase in our outstanding liabilities. In order to ensure sufficient liquidity for our continuing operations, the Company is actively pursuing additional capital in the form of either debt or equity financing (or a combination thereof). We anticipate generating a portion of our required capital resources from deposits on sales of new franchises, unit sales of kiosks for the Fund, royalties from existing and future franchise installs, and revenue from management fees earned under the Management Services Agreement with 19 Degrees Corporate Service, LLC. Management believes the additional funding required can be obtained on terms acceptable to the Company, although there can be no assurance that we will be successful.

Our current plans include research and development expenditures for the production of the next generation robot, payments required for the purchase of the Robofusion intellectual property (previous owner of the frozen yogurt robot intellectual property), expenditures for the purchase of inventory for the manufacturing of robotic soft serve vending kiosks, as well as the repurchase of machines from, and refund payments to, franchisees opting to rescind their franchise agreements. Given our current cash position, we may be forced to delay the production and purchase of robotic soft serve vending kiosks until such time that we may able to prepay for future robots.

As of March 31, 2019, the Company owed $125,000 outstanding under the Financing Agreement, approximately $297,000 under two Secured Promissory Notes, approximately $360,000 under one unsecured promissory note, and approximately $1.1 million under a loan related to the Robofusion acquisition. The Company is in arrears approximately $206,000 as of March 31, 2019 under the Robofusion note and expects forbearance from the lender.

Furthermore, in connection with the sale of robots, the Company has made non-cancellable purchase commitments for certain parts aggregating $6.6 million.

Off Balance Sheet Arrangements

We had no material off balance sheet arrangements at March 31, 2019.

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

Revenue recognition — Our primary revenue generating transactions will come from the sale of franchises and robotic soft serve vending kiosks to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We earn revenue on the sale of products from our Company-owned kiosks. We receive ongoing royalty fees, earned as a percentage of franchisees’ gross revenues. We also receive management fees and rebates on purchases of products made by our franchisees, which are included in other revenues in the Company’s statement of operations.

We recognize revenues and associated costs in connection with franchisees (kiosks and franchise fees) at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement. We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services required by the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. The Company recognizes revenue on product sales of Company-owned machines when products are sold.

The Company records the deposit amount required under a franchise sales agreement as a contract liability until the conditions above have been met. Once the kiosks are installed, the Company records sales amounts related to the corresponding kiosk as revenue. Franchise fees are recorded as deferred revenue and recognized over the life of the contract period, typically ten years.

The Company records the value of Company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life.

It is not our policy to allow for returns, discounts or warranties to our franchisees. Our robotic soft serve vending kiosks include a one-year parts warranty from the Company. Extended parts warranties beyond the initial year may be purchased for an additional cost to the franchisee. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees a rescission and to reacquire their existing franchises, including kiosks. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee’s payments or commitments to pay.

As of March 31, 2019, and June 30, 2018, the Company’s provision for franchisee rescissions and refunds was approximately $6,051,000 and $1,924,000, respectively. The provision is based on executed termination agreements and an estimate of future terminations. A low level of refunds are a normal part of the business model; however, the aforementioned delays in production and kiosk delivery increased the requests for refunds from franchisees. These requests peaked in January and February 2019 but decreased during March when production increased and the Company began installing robots at an expected rates. Executed termination agreements contain multi-month payment schedules to refund deposits made on robots, franchise fees, and location fees. Based on these schedules, the current provision balance is expected to be paid gradually through August 2020.

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

Amounts invoiced to franchisees for which we have not met the criteria for revenue recognition as discussed above, are deferred until such conditions are met. These amounts are recorded as Contract assets – due from franchisees; and as Contract liabilities - customer advances and deferred revenues, in the accompanying condensed consolidated balance sheets. As of March 31, 2019, the Company had Contract assets – due from franchisees, and Contract liabilities - customer advances and deferred revenues, of approximately $4,304,000 and $36,571,000, respectively. As of June 30, 2018, the Company had Contract assets – due from franchisees, and Contract liabilities - customer advances and deferred revenues, of approximately $7,251,000 and $37,222,000, respectively.

Accounts receivable, net — Accounts receivable arise primarily from invoices for installed kiosks, royalties on franchisee product sales, and recurring service fees, and are carried at the invoiced amounts, net of an estimated allowance for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Credit evaluations are performed, and potential credit losses estimated by management are charged to operations. When a specific account receivable is deemed uncollectible, the balance is charged to allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 and $174,000 at March 31, 2019 and June 30, 2018, respectively.

Share-based Compensation — We offer share-based compensation plans to attract, retain and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. Share-based compensation cost for our stock option grants is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Legal accruals — The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We evaluate such accruals and may increase or decrease accrued amounts, as deemed appropriate. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgment about future events. As a result, the amount of ultimate loss may differ from our estimates.

Income taxes — We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits, effective rates for state and local income taxes and the tax deductibility of certain other items. We adjust our effective income tax rate as additional information on outcomes or events becomes available. Our estimates are based on the available information at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Valuation of options and warrants — We separately value warrants to purchase common stock when issued in connection with notes payable using a binomial quantitative valuation method. The value of such warrants is recorded as a discount from the related notes payable and credited to additional paid-in capital at the time of the issuance of the related notes payable. The value of the discount is applied to the note payable and amortized over its term using the interest method with the related accretion charged to operations.

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

The Company’s financial instruments consisted of cash, cash in escrow, accounts receivable, accounts payable and accrued liabilities, provision for franchisee rescissions and refunds, accrued personnel expenses, notes payable to related party, and notes payable. The estimated fair value of these financial instruments approximate the carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average binomial option pricing model.

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

Reis & Irvy’s Franchise contracts — We invoice franchisees in full at the time that we enter into contractual arrangements with them. Payment terms vary but usually a significant portion of the contract’s cash consideration (typically 40% - 50% of the purchase price of kiosks plus 50% - 100% of the franchise fees) is due at the time of signing, while remaining amounts outlined under the contract are generally due upon the securing of locations and/or prior to shipment of the kiosks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2019.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not deemed effective in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure (see below for further discussion).

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

In connection with management’s assessment of our internal control over financial reporting, we determined that as of March 31, 2019, there was a material weakness in our internal control over financial reporting due the lack of a formalized audit committee charter. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus the Company did not have a controlling independent board or formalized audit committee charter. We consider this to be a material weakness as an independent board and formalized audit committee charter provide important oversight. The Company has partially remediated the material weakness by establishing an audit committee and appointing two independent directors, with at least one having financial expertise to be the Audit Chairman. The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002. The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

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

The Company remediated this material weakness by adding qualified personnel to the accounting department and developing and implementing internal controls to mitigate such transactions.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework – 1992, as amended in 2013”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of March 31, 2019. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

A. Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GENERATION NEXT FRANCHISE BRANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION NEXT FRANCHISE BRANDS, INC.

Dated: May 15, 2019	By:	/s/ Nicholas Yates
Nicholas Yates

