Form 10-K
period 2019-06-30
Generation NEXT Franchise Brands, Inc.
filed 2019-10-16
CIK 1526689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2019

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

The aggregate market value of the voting and non-voting common equity on December 31, 2018 held by non-affiliates of the registrant (based on the stock’s not having traded through that date) was 71,443,367. Shares of common stock held by each officer of the Company (or of its wholly owned subsidiaries) and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive dete rmination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

At September 24, 2019, there were 74,023,310 shares outstanding of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Generation NEXT Franchise Brands, Inc.

(formerly known as Fresh Healthy Vending International, Inc.)

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

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

Business

Generation Next Franchise Brands Inc. primarily develops and operates unattended retail platforms and related technology through franchise, licensing, wholesale, and corporate owned business models. Generally, the franchise business model allows other individuals or companies (franchisees) to own and operate businesses using the trademarks, intellectual property, expertise, ideas, and processes that are owned and developed by Generation Next or one of its subsidiaries, such as Reis & Irvy’s Inc., a franchise concept involving robotic soft serve vending robots. The Company’s segments are Reis & Irvy’s, Print Mates, Inc., and 19 Degrees, Inc.

Not all of the Company’s business opportunities will strictly involve a franchise business model. In some instances, the Company may seek to license the rights to its unattended retail technology or seek revenue from a combination of the license and sale of unattended retail technology. To date, the Company has not yet received royalties from such agreement. In other instances, the Company may license the rights to another company to become the franchisor of the Company’s franchise concepts.

Previous to our focus on the current segments, we were a franchisor of vending machines and operator of Company-owned vending machines and micro markets that made healthy eating more convenient through access to high quality healthy foods at high foot traffic destinations. By March 2016, we began to wind down the marketing our healthy vending franchises, although we continued to support our ongoing franchisees. As of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third-party fiduciary who will liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

We anticipate cultivating and growing other concepts that complement our existing portfolio.

History

We are a public company traded on the OTC Markets under the symbol “VEND.” We were incorporated in the State of Nevada on June 8, 2011 as Green 4 Media, Inc. Prior to July 19, 2013, we were an eco-marketing and advertising company (“GEEM Business”). On July 22, 2013, we entered into the Indemnity Agreement and in connection with that agreement we transferred the GEEM Business to our former Chief Executive Officer. Effective August 8, 2013, we changed the name of our Company from Green 4 Media, Inc. to Fresh Healthy Vending International, Inc., and in March 2016, we changed the name of our Company to Generation NEXT Franchise Brands, Inc. In August 2019, shareholders approved a shortened name, Generation Next, to reflect the multiple go-to-market channels used by the Company.

FHV LLC was formed as a limited liability company in California in 2010, as a franchisor of healthy drinks and snack vending machines. Including the operating history of YoNaturals, whose assets were contributed to FHV LLC in August 2010, we have a combined nine-year operating history in vending machines providing food and beverages. Because it was determined the assets of FHV LLC are currently insufficient to satisfy FHV LLC’s obligations to creditors, as of September 28, 2018, FHV LLC has executed an Assignment for the Benefit of Creditors under California law, whereby all of the assets of FHV LLC have been assigned to a third party fiduciary who will expeditiously liquidate such assets and distribute the proceeds thereof to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

On July 19, 2013 (the “Closing Date”) our wholly-owned subsidiary, FHV Acquisition Corp., completed a Reorganization and Asset Acquisition Agreement (the “Acquisition Agreement”) with FHV Holdings Corp, a California corporation (“FHV Cal”) (the “FHV Acquisition”). Pursuant to the terms of the Acquisition Agreement, we issued 15,648,298 shares of our Company’s common stock (as adjusted for the Stock Split) to FHV Cal, in exchange for all FHV Cal’s assets as of the Closing Date. FHV Cal’s principal asset consisted of the operations and assets of Fresh Healthy Vending LLC, a California limited liability company. At the closing, FHV Cal distributed the Company’s common stock to the sole shareholder of FHV Cal, a trust affiliated with Nicholas Yates.

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

Reis & Irvy’s Robotic Soft Serve Vending Robot

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt and ice cream vending robots, using RFI's trademarked name of Reis & Irvy's (the “Acquisition”). The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was a purchase of an asset. As a result, the estimated fair of the assets acquired were capitalized. The intent of the purchase was to combine robotics and artificial intelligence platforms to facilitate the manufacture of an unattended robot in order to disrupt traditional frozen yogurt and ice cream retail establishments and, on a larger scale, establish ourselves as an industry leader in the emerging and fast-growing space of unattended retail. Since acquisition, we have developed a state-of-the art robotic soft serve vending robot that is a completely unique vending machine and entertainment experience. The robot accepts cash and credit cards. A proprietary software platform is utilized that allows us to readily monitor the sales of our franchisees’ and our corporate-owned machines, which assists our franchisees and us in facilitating the management and maintenance of the vending robot. In order to protect the Company’s rights, several patents have been approved and granted. Our vending standards are UL (“Underwriters Laboratories”) (approval in process), NSF (“National Sanitation Foundation”) recognized (approved in August 2018), and National Automated Merchandising Association (“NAMA”) certified (approved in September 2018), which we believe are among the highest standards in the industry. NAMA estimates that 100 million Americans will use one of seven million vending machines each day. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our robotic soft serve vending robots will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations. Funds from all electronic transactions are collected by Reis & Irvy’s and remitted to the franchisee within ten days of the subsequent month.

Reis & Irvy’s sells franchise rights, generally a 10-year term, for the use of its trademarks and technology, robotic soft serve vending robots, and secures locations for franchisee robots. Potential franchisees are interviewed by salespeople and complete a questionnaire. Those who meet certain financial criteria and deemed a good fit are provided franchising information based on their respective state’s franchise regulations, generally a Franchise Disclosure Document. After the cooling off period, approximately 14 calendar days, Reis & Irvy’s and the franchisee enter into a franchise agreement, which contains the term, sales price, location of the franchise, and each party’s rights and obligations. Reis & Irvy’s offers franchises in every state in the Unites States with the exception of South Dakota. Master franchises are offered for certain large geographic locations. To date, the Company has entered into master franchise agreements in Australia, Canada, Israel, and Oman.

As of the date of this report, the Company sold 1,296 units representing approximately $58 million in vending machine sales and franchise fees. For the year ended June 30, 2019, the Company had recognized revenue on 426 kiosks equating to revenues of approximately $16.3 million from the sale of vending robots and $1.4 million in franchise fees, respectively. No non-franchise royalty revenues from licenses were earned or recognized. Further, the Company has contractual commitments for approximately 2,342 units representing approximately $92 million in potential revenue.

In order to assist franchisees with support and pay for certain administrative costs (e.g. merchant fees, software fees, etc.) Reis & Irvy’s charges a monthly royalty fee of 12% of gross receipts. For the year ended June 30, 2019, the company recognized approximately $315,000 in franchise royalty revenue.

Franchisees are responsible for obtaining all Federal, state and local health department licenses and certifications. Further, franchisees are responsible for all routine repairs and maintenance. However, a 1-year warranty for all parts is provided, and extended warranties are available for purchase from Reis & Irvy’s.

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

Competition

The vending industry is large and highly fragmented but consolidating. We have laid the foundation for a robust network of vending robots for our franchisees by implementing a strong business model that offers the following competitive advantages:

•	Partnering with national food service management companies such as Compass Group USA, and other large multi-site operators to provide host locations for our vending Robots.

•	Completing a three-year research and development cycle culminating in validated component suppliers, assembly know how, quality control procedures, and operating support systems.

•	Procuring components of the vending robot from trusted vendors with a history of high-quality products.

•	Securing distribution of the highest quality consumable product from recognized industry leaders, such as Dannon.

•	Issuance of U.S. patents.

Our Principal Suppliers

The Company currently outsources contract manufacturing services for the assembly of the robotic soft serve vending kiosks. The components used in the assembly are sourced from multiple domestic and international suppliers. The use of extended payment terms and interruptions in purchasing patterns due to cash flow constraints have strained supplier relationships; however, we expect all component supplier relationships to continue. Nonetheless, we maintain contact with alternative sources to both stay attuned to economic and technical advantages we may bring into the kiosk. We are transitioning contract manufacturers after a planned exit from Flex in August 2019. We have prepared to mitigate disruptions from this change by accumulating 140 finished goods by the end of August which will be used to fill demand while the transition is completed.

The Company has also entered into an agreement with Dannon YoCream, for Dannon YoCream to be a primary supplier of all frozen desserts available within the Reis & Irvy’s Froyo Robots, including a wide assortment of frozen yogurts, sorbets and gelatos.

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

Our Employees

We had approximately 49 full-time employees as of June 30, 2019. None of our employees are subject to collective bargaining agreements.

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

If we cannot execute on our strategy and offer new automated retail products and services, our business could suffer. Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to offer new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer; however, the complexities and structures of these new businesses and products could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and management’s time and focus to invest in other companies offering automated retail services, such as our acquisition of the Reis & Irvy’s intellectual property, or we may seek to offer new products or services on our current Robots. We may enter into joint ventures through which we may expand our product offerings. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, to develop and commercialize certain new products and services, we will need to create new Robots or enhance the capabilities of our current robots, as well as adapt our related networks and systems through appropriate technological solutions for an automated retail environment and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

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

We intend to continue to expand our installed base of Robots. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. Any delays in manufacturing could adversely affect our results. If there is an unanticipated increase in demand for our Robots, or our manufacturing needs are not met in a timely and satisfactory manner, we may be unable to meet demand due to manufacturing limitations.

We may rely on a single manufacturer of the Robots or one or more of the parts used to assemble the Robot. We may be unable to continue to obtain an adequate supply of these components from our suppliers in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components from our current suppliers or locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining our Robots, either of which could seriously harm our business, financial condition and results of operations.

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

Changes in economic conditions could materially affect our ability to maintain or increase sales at our existing franchisees or secure new franchisees. Both the vending and the frozen yogurt industries depend on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers discretionary spending. Economic conditions may remain volatile and may continue to depress consumer confidence and discretionary spending for the near term. Negative economic conditions might cause consumers to make changes to their discretionary spending behavior, including spending currently made in our or our franchisees’ vending machines. If such sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales, and this could materially adversely affect our business, financial condition or results of operations.

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

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations. Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer or impact the manner or types of perishable products we can offer. The success of our, and our franchisees’, vending operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our food and beverage offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain offered items, which may adversely affect the attractiveness of our food and beverage offerings to customers on those routes. To the extent we are unwilling or unable to respond with appropriate changes to our food and beverage offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition or results of operations.

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

FINANCIAL RISKS

If we cannot achieve profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment. We incurred a net loss for the years ended June 30, 2019, 2018, 2017, 2016, 2015 and 2014. Returning to profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in reestablishing profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations. Additional funds, if needed, may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms, or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements have been prepared assuming that the Company will continue as a going concern. We suffered a net loss for the years ended June 30, 2019, 2018, 2017, 2016, 2015 and 2014 and we had limited working capital on hand. Should we continue to experience net losses while lacking sufficient working capital, this could raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan and an investor could suffer the loss of a significant portion or all of his investment in our Company.

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

Our net operating loss (“NOL”) carryforward is limited. We have recorded a valuation allowance amounting to our entire net deferred tax asset balance due to our lack of a history of earnings, possible statutory limitations on the use of tax loss carryforwards generated in the past and the future expiration of our NOL. This gives rise to uncertainty as to whether the net deferred tax asset is realizable. Internal Revenue Code Section 382, and similar California rules, place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, it is likely that given our acquisition of FHV Cal, and current losses, future utilization of the NOL will be severely limited. Our inability to use our Company’s historical NOL, or the full amount of the NOL, would limit our ability to offset any future tax liabilities with its NOL.

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

We appointed one new independent Director to our Board of Directors effective September 2019, and we have Audit and Compensation Committees. We have three inside directors and two independent members of our Board of Directors. Independent directors can act as a check on management and can advise and guide management on corporate actions and in good corporate governance practices. Without a majority of independent Directors, our management could make subjective decisions without the benefit of more measured independent guidance. An independent Audit Committee can assure procedural and administrative adherence to internal controls over transactions, financial reporting and the audit process. Among its functions, independent Audit Committees review the financial reporting, internal controls safeguarding Company assets, interact with auditors, may oversee material financial decisions and provide a sounding board for individuals who may question a company’s accounting policies and procedures.

Issuances of our authorized preferred stock may make it more difficult for a third party to affect a change-of-control. Our articles of incorporation authorizes the Board of Directors to issue up to 25,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are not an “accelerated filer” under SEC rules. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted Dodd-Frank Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer a “smaller reporting company” And not an “accelerated filer” within the meaning of the SEC rules.

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

Item 1B – Unresolved staff comments

None

Item 2 – Properties

The Company leases corporate and warehouse facilities (the “Facility Leases”) in San Diego aggregating 8,654, square feet. Our corporate offices are located at 2620 Financial Court, Suite 100, San Diego, California 92117. This Facility Lease commenced in August 2015 and is for a term of 84 months. The current monthly rental payment, net of utilities and operating expenses for the Facility Lease, is approximately $13,433.

Item 3 – Legal Proceedings

During fiscal year 2018, the Company began a voluntary internal investigation into payments made with respect to the Company’s primary stock sales and whether the payments complied with Section 15 of the Securities Exchange Act of 1934. The Company paid a bonus to certain members of its franchise sales staff and to the Company’s Chairman for any shares of the Company’s stock that potential franchisees purchased. In this regard, the Company paid approximately $332,000 to its franchise sales staff and a matching bonus of approximately $332,000 to its Chairman for the time period July 2017 to April 2018. The Company also paid an outside service provider pursuant to a written contract for franchise reengagement leads. The Company has determined that the outside service provider had some involvement in generating reengagement leads of potential franchisees who also may have had an interest in purchasing stock. These payments are in relation to the $16.4 million (net of offering costs) raised by the Company during the fiscal year. Under oversight of the Board Audit Committee, the Company engaged outside counsel, ceased making further payments with regard to the Company’s stock sales, and took remedial measures (including oversight and education).

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

Part II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades publicly on the OTCQB under the symbol “VEND.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited, and any prices quoted may not be a reliable indication of the value of our common stock. On September 17, 2019, the closing price of our common stock as reported on the OTCQB was $0.40 per share. Our stock began trading on the OTCQB under the symbol “GEEM” on August 26, 2013 and was later changed to “VEND” on September 19, 2013.

	2019		2018
	High	Low	High	Low

First Quarter	$2.68	$0.91	$1.08	$0.88
Second Quarter	$1.61	$0.65	$1.00	$0.82
Third Quarter	$0.82	$0.51	$2.06	$0.81
Fourth Quarter	$0.78	$0.57	$2.50	$1.90

Holders of Record

As of September 24, 2019, 74,023,310 shares of our common stock were issued and outstanding and held by approximately 282 stockholders of record.

Transfer Agent and Registrar

Our common shares are issued in registered form. Stock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598. Telephone: (212) 828-8436 is the registrar and transfer agent for our common shares.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2019, the Company issued 171,129 shares aggregating approximately $71,000. Subsequent to June 30 and through the date of this report, the Company sold an additional 115,385 shares aggregating approximately $75,000.

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

Purchase of Securities by issuer or Affiliates

None.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of June 30, 2019, with respect to compensation plans under which our common stock is authorized for issuance.

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

Number of
securities
	Number of		remaining
	securities to be	Weighted-	available for
	issued upon	average	future issuance
	exercise of	exercise price	under equity
	outstanding	of outstanding	compensation
Plan Category	options	options	plan

2013 Plan	2,831,626	$0.34	418,874

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

A general description of our business is provided at the beginning of this filing. Our MD&A consists of the following sections:

•	Fiscal 2019 highlights.
•	Results of operations.
•	Liquidity and capital resources.
•	Discussion of critical accounting estimates.
•	Off balance sheet arrangements.
•	New accounting pronouncements.

Fiscal Year 2019 Highlights

During fiscal year 2019 the following accomplishments were achieved:

•	We delivered Reis & Irvy’s 426 robotic soft serve vending kiosks in the United States, Canada, and Australia;

•

Through franchise agreements and exclusive territory franchise agreements executed during the fiscal year Reis & Irvy’s has entered into contracts for the sale of over 817 robotic soft serve vending kiosks;

•	The Company raised proceeds totaling approximately $1.5 million in the form of an equity offering;

•	We repaid approximately $0.84 million in debt principal during fiscal year 2019 and converted approximately $231,000 of notes payable and interest payable into 1,449,469 shares of common stock;

•	The Company completed the fiscal year with $517,000 in cash and $3.2 million in restricted cash;

•

The Company entered into an exclusive franchise territory agreement for the city of Columbia, South Carolina. The agreement provides for the exclusive right on all locations within the city of Columbia and requires the franchisee to purchase a minimum of 20 robotic soft serve vending kiosks in order to maintain exclusive territorial rights. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $950,000, not including revenue from royalties, provided that all parties perform on the terms and obligations of the contract;

•

The Company entered into an exclusive franchise territory agreement for the city of Augusta, Georgia. The agreement provides for the exclusive right on all locations within the city of Augusta and requires the franchisee to purchase a minimum of 36 robotic soft serve vending kiosks in order to maintain exclusive territorial rights. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $1.5 million, not including revenue from royalties, provided that all parties perform on the terms and obligations of the contract;

•

The Company entered into an exclusive franchise territory agreement for the city of Dayton, Ohio. The agreement provides for the exclusive right on all locations within the city of Dayton and requires the franchisee to purchase a minimum of 75 robotic soft serve vending kiosks in order to maintain exclusive territorial rights. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $3.2 million, not including revenue from royalties, provided that all parties perform on the terms and obligations of the contract;

•

The Company entered into an exclusive franchise territory agreement for the city of Idaho Falls, Idaho. The agreement provides for the exclusive right on all locations within the city of Idaho Falls and requires the franchisee to purchase a minimum of 100 robotic soft serve vending kiosks from Reis & Irvy’s in order to maintain exclusive territorial rights. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are up to $5 million, not including revenue from royalties, provided that all parties perform on the terms and obligations of the contract;

•

The Company entered into an exclusive franchise territory agreement for the city of Knoxville, Tennessee. The agreement provides for the exclusive right on all locations within the city of Knoxville and requires the franchisee to purchase a minimum of 75 robotic soft serve vending kiosks from Reis & Irvy’s. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $3.2 million, not including revenue from royalties, provided that all parties perform under the terms and obligations of the contract;

•

The Company entered into an exclusive franchise territory agreement for the city of Oklahoma City, Oklahoma. The agreement provides for the exclusive right on all locations within the city of Oklahoma and requires the franchisee to purchase a minimum of 120 robotic soft serve vending kiosks from Reis & Irvy’s. The potential revenues from the sale of the frozen yogurt and ice cream robot and franchise fees are $5.1 million, not including revenue from royalties, provided that all parties perform under the terms and obligations of the contract;

However, there can be no assurances that all or some of the potential revenue from the franchise agreements stated above will be realized.

Results of Operations

Revenues

Reis & Irvy’s

We had revenue of approximately $18.1 million for the year ended June 30, 2019, compared to approximately $175,000 revenue for the year ended June 30, 2018. This represents an increase in revenues of approximately $17.9 million. The increase was primarily due to the frozen yogurt and ice cream robots entering mass production in July 2019. The revenue for the year ended June 30, 2018, was the result of the installation of the first 4 frozen yogurt and ice cream robots.

Print Mates

We had revenues of approximately $262,720 for the year ended June 30, 2019, compared to revenues of $0 for the year ended June 30, 2018. This increase was primarily a result of Print Mates, Inc. acquiring the assets of Print Mates, LLC and recognizing revenue on 17 kiosks delivered from the acquired backlog.

Cost of revenues

Reis & Irvy’s

Cost of revenues was approximately $17.0 million for the year ended June 30, 2019, as compared to $120,000 cost of revenues for the year ended June 30, 2018. This represents an increase of approximately $16.9 million. Cost of revenues is directly proportional to revenues. As a result, the increase was due to the increase in installations of the frozen yogurt and ice cream robots during the year ended June 30, 2019. Our cost of revenues was higher for the initial units shipped and installed as the manufacturing and installation costs included more fixed costs and lower productivity rates than the anticipated normal costs per unit. Year-to-date cost of revenues through March included $1.1 million of expense incurred as the result of engineering flaws, production delays, and manufacturing inefficiencies. These errors have been corrected and the Company does not expect this expense to recur. The Company has targeted a 22.0% reduction in per unit costs for Reis & Irvy’s robots which will be fully realized during the second half of fiscal year 2020 (January 1 1 to June 30, 2020).

Print Mates

Cost of revenues was approximately $110,000 during the year ended June 30, 2019, as compared to approximately $0 for the year ended June 30, 2018. Cost of revenues is directly proportional to revenues. As a result, this increase was a result of increased revenues from the installation of kiosks.

Gross profit

Reis & Irvy’s

Gross profit for the year ended June 30, 2019, was approximately $1.1 million, compared to $55,000 for the year ended June 30, 2018, representing an increase of approximately $1.0 million. The Company has set a minimum gross margin for Reis & Irvy’s robots of 26% which it expects to achieve during its second half of fiscal year 2020.

Print Mates

Gross profit for the year ended June 30, 2019 was approximately $152,000 or 58%. We anticipate the margin on kiosks sales will remain relatively unchanged as we purchase completed kiosks from a third-party manufacturer at a fixed price and have no plan to decrease our selling price.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2019 were approximately $19,928,000 representing an increase of approximately $2,356,000 from approximately $17,572,000 in the year ended June 30, 2018. The major components of selling, general and administrative expenses were as follows:

Personnel compensation increased approximately $1,093,000 to approximately $4,847,000 in fiscal year 2019 as compared to approximately $3,753,000 in fiscal year 2018, representing an increase of 29%. The increase was primarily due to additional personnel for the increase in the number of franchisees, and an increase in commissions in connection with bookings for our robotic soft serve vending kiosks. On August 8, 2019, The Company announced and implemented a cost reduction plan that eliminated approximately 40% of the current payroll expense.

Marketing and advertising decreased approximately $2,846,000, or 63%, to approximately $1,646,000 in fiscal year 2019 as compared to approximately $4,492,000 in fiscal year 2018. The decrease was a result of a reduction in spending on national radio advertising and the number of trade shows attended. A portion of those savings was allocated toward the internet marketing budget, which provides the same qualified leads at a lower customer acquisition cost.

Professional fees increased approximately $1,144,000 to approximately $1,688,000 in fiscal year 2019 compared to approximately $544,000 in fiscal year 2018. The increase was primarily attributable to increased legal fees associated with franchise legal matters.

Stock compensation expense increased approximately $1,467,000 to approximately $2,947,000 in fiscal year 2019 as compared to approximately $1,481,000 in fiscal year 2018. The increase was primarily attributable to options that were issued in February 2018 having stock compensation expense amortized over 12 months during fiscal year ending 2019, as opposed to 5 months during fiscal year ending 2018. Also, there was approximately 750,000 shares of stock options issued under the plan during fiscal year ending 2019, the expense associated with these options was not present during fiscal year ending 2018. It should be noted that this is a non-cash expense.

Research and development fees decreased approximately $1,136,000 to $4,046,000 in fiscal year 2019 compared to approximately $5,182,000 in fiscal year 2018. The decrease is primarily due to the stable configuration attained during fiscal year 2019, and the ongoing development requirements in the prior year.

The provision for legal settlement increased approximately $389,000 to approximately $355,000 in fiscal year 2019 compared to approximately negative $34,000 in fiscal year 2018. The increase is attributable to an increase in franchise refunds.

Other expenses increased approximately $1,956,000 from approximately $1,258,000 in fiscal year ended 2018 to approximately $3,214,000 in fiscal year ended 2019. The increase was primarily attributable to an increase in franchisee relations, freight, travel and product warranty costs.

In total, selling and general administrative expenses excluding non-cash items decreased approximately $831,000 to $16,554,000 in fiscal year 2019 compared to approximately $17,386,000 in fiscal year 2018. The Company is exploring additional actions which can further reduce selling and general administrative expenses. On August 8, 2019, The Company announced and implemented a cost reduction plan that will eliminate 40% of the current payroll expense as well as plans to streamline the marketing and research & development budgets, the benefits of which will start being realized by The Company in fiscal year 2020.

Provision for income taxes

During the years ended June 30, 2019, and 2018, we incurred net losses and operated as a C-Corp for federal and state income tax purposes. Accordingly, we are subject to federal and state income taxes at the prescribed statutory rates. A valuation allowance has been recorded to eliminate the tax benefit arising from our net operating losses due to the substantial uncertainty about whether such benefit will ever be realized. We anticipate that our provision for income taxes in the future will be significantly higher should we operate profitably under our current structure.

Net loss

Our net loss was approximately $19 million for the year ended June 30, 2019 compared to a net loss of approximately $19.5 million for the year ended June 30, 2018. This represents a decrease in net loss of approximately $626,000 million or 3.2%. Basic and diluted net loss per share for the years ended June 30, 2019 and 2018 was $0.26 and $0.41, respectively.

Liquidity and Capital Resources

For the year ended June 30, 2019 we had a net loss totaling approximately $19 million with negative cash flows from operations totaling approximately $13.5 million. Our unrestricted cash balance at June 30, 2019 was approximately $517,000. Through June 30, 2019 our production and installation of kiosks have been slower than anticipated, due to delays caused by engineering and manufacturing deficiencies, which have since been corrected. The impacts of production delays were decreased revenue recognition and less accounts receivable collections. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research, development and engineering expenditures related to our robotic soft serve vending kiosks, for warranty expenses and for the purchase of robot inventory. The combined result of these events was a substantial decrease in our cash balances and an increase in our outstanding liabilities. In order to ensure sufficient liquidity for our continuing operations, the Company is actively pursuing additional capital in the form of either debt or equity financing (or a combination thereof). We anticipate generating a portion of our required capital resources from deposits on sales of new franchises, unit sales of kiosks for the Fund, royalties from existing and future franchise installs, and revenue from management fees earned under the Management Services Agreement with 19 Degrees Corporate Service, LLC. Management believes the additional funding required can be obtained on terms acceptable to the Company, although there can be no assurance that we will be successful. If the Company is unsuccessful raising the required capital, then we are likely to pursue potentially transformative transactions which may include going private, change of control, merger, sale of assets, or further balance sheet restructuring to enable the Company to remain viable.

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

During the fourth quarter of the fiscal year, we issued convertible debt with principal balances aggregating to $2.9 million. Private placement memorandums were used for $2.2 million of the convertible debt. The maturities of these notes vary from 12 to 30 months. These notes are convertible into common stock which would be subject to Section 144 selling restrictions. We used the proceeds from this debt to fund kiosk production and operating expenses.

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

Revenue recognition — Our primary revenue generating transactions will come from the sale of franchises and robotic soft serve vending kiosks to the franchisees. There are no franchise fees charged beyond the initial first year franchise fees. We receive ongoing royalty fees, which represent royalty revenue in the Company’s financial statements, as a percentage of either franchisees’ gross revenues or gross margins on vending machine sales. We also receive commission income on purchases of consumable products made by our franchisees.

We recognize revenues and associated costs in connection with franchisees (machines and franchise fees) at the time that we have substantially performed or satisfied all material services or conditions relating to the franchise agreement. We consider substantial performance to have occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services spelled out in the franchise agreement have been performed; and 4) we have met all other material conditions or obligations. The Company recognizes revenue on product sales of Company-owned machines when products are purchased; we receive electronic sales records on our Company-owned units. The Company records the deposit amount required under a franchise sales agreement as a contract liability until the conditions above have been met. Once the kiosks are shipped, the Company records sales amounts related to the corresponding kiosk sale and franchise fee as revenue.

The Company records the value of company-owned machines as inventory when purchased. Once the machines are installed, the machine value is transferred to fixed assets and depreciated over its useful life.

It is not our policy to allow for returns, discounts or warranties to our franchisees. Our robotic soft serve vending kiosks include a one-year parts warranty from the Company. Extended parts warranties beyond the initial year may be purchased for an additional cost to the franchisee. Under certain circumstances, including as the result of regulatory action, our Company may become obligated to offer our franchisees a rescission and to reacquire their existing franchises, including kiosks. Additionally, if our Company is unable to fulfill its obligations under a franchise agreement we may, at our sole discretion, agree to refund or reduce part or all of a franchisee’s payments or commitments to pay. Some rescission agreements require the Company to repurchase kiosks previously delivered to franchisees. We do not account for the repurchase of used kiosks as a product return, thus the transaction has no impact on revenue or cost of revenue. The gain or loss on the repurchase of used kiosks from rescission agreements is recorded on the statement of operations as provision for franchisee refund. Additional expenses included in the provision for franchisee refund include legal fees incurred by the franchisee and any other damages detailed in rescission agreements.

The company records liabilities associated with rescission agreements as a provision for franchisee rescissions and refunds. As of June 30, 2019, and June 30, 2018, the Company’s provision for franchisee rescissions and refunds was approximately $7,856,000 and $1,924,000, respectively. The provision is based on executed termination agreements and an estimate of future terminations. A low level of refunds are a normal part of the business model; however, the aforementioned delays in production and kiosk delivery increased the requests for refunds from franchisees. Executed termination agreements contain multi-month payment schedules to refund deposits made on robots, franchise fees, and location fees. Based on these schedules, the current provision balance is expected to be paid gradually through August 2020.

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

Accounts receivable, net — Accounts receivable arise primarily from invoices for customer deposits, product royalties and annual advertising fees and are carried at their estimated collectible amounts, net of any estimated allowances for doubtful accounts. We grant unsecured credit to our customers deemed credit worthy. Ongoing credit evaluations are performed, and potential credit losses estimated by management are charged to operations on a regular basis. At the time an account receivable is deemed uncollectible, the balance is charged to the allowance for doubtful accounts. Our allowance for doubtful accounts aggregated approximately $174,000 at both June 30, 2019 and 2018.

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company is able to access at the measurement date.

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

The Company’s financial instruments consisted of cash, cash in escrow, accounts receivable, accounts payable and accrued liabilities, provision for franchisee rescissions and refunds, accrued personnel expenses, due to related party and notes payable. The estimated fair value of these financial instruments approximates the carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average binomial option pricing model.

Fair value of financial instruments — In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contains provisions that protect holders from declines in the stock price or otherwise could result in modification of the conversion price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued contained such provisions and recorded such instruments as derivative liabilities. See Note 9, Convertible notes payable.

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

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the years ended June 30, 2019 and 2018, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2020 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2020 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments (see Note 12) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related update were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company’s adoption of ASU 2014-09 will not change the timing of the recognition of initial franchise fees as all performance obligations as detailed in the franchise agreement relating to franchise fees are considered met at the time of kiosk shipment.

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

Item 8 – Financial Statements and Supplementary Data– Included on page F-1 within this Annual Report on Form 10-K.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 15, 2018, the Company’s Board of Directors dismissed Anton & Chia, LLP as the Company’s independent registered public accountants. During the Company’s fiscal year ended June 30, 2017 and through January 15, 2018, there were no disagreements between the Company and Anton & Chia, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Anton & Chia LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years or periods; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On January 15, 2019 the Company appointed Benjamin & Young LLP as our independent registered public accountants. During the Company’s fiscal years ended June 30, 2019, and June 30, 2018, there were no disagreements between the Company and Benjamin & Young, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Benjamin & Young LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years or periods; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2019.

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

In connection with management’s assessment of our internal control over financial reporting, we determined that as of June 30, 2019, there was a material weakness in our internal control over financial reporting due the lack of an audit committee. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors, and thus did not have a controlling independent board or audit committee. We consider this to be a material weakness as an independent board and audit committee provide important oversight. Subsequent to June 30, 2019, the Company remediated the material weakness by establishing an audit and a compensation committee and appointing two independent directors, with at least one having financial expertise to be the Audit Chairman. The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002. The specific material weaknesses identified by the Company’s management as of end of the period covered by this report include the following:

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

The Company remediated this material weakness by adding qualified personnel to the accounting department and developing and implementing internal controls to eliminate such transactions.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework – 1992, as amended in 2013”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2019. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

Item 9B – Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our officers and directors during the reporting period, as well as certain information about them, are set forth below:

Name	Age	Position

Nicholas Yates	43	Chief Executive Officer, Chairman, Director
Arthur S. Budman	57	Director
Ryan Polk	51	Chief Financial Officer
Christopher Maudlin	36	Director
Lavaille Lavette	53	Director

_________

(1)	Mr. Yates was appointed Chief Executive Officer by the Board of Directors effective September 27, 2018.
(2)

Mr. Budman held the positions of Chief Executive Officer and Chief Financial Officer during the reporting period but was no longer employed by the company as of April 1, 2019. Mr. Budman remains an active Director on the Board of Directors.

(3)	Mr. Polk was appointed Chief Financial Officer by the Board of Directors effective April 1, 2019.
(4)	Mr. Maudlin was appointed to the Board of Directors of the Company effective September 11, 2018.
(5)	Ms. Lavette was appointed to the Board of Directors of the Company effective September 13, 2018.

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

Arthur S. Budman was appointed as our Chief Executive Officer and Chief Financial Officer on October 1, 2014. From May 19, 2014 to September 30, 2014, he oversaw our financial and accounting departments in a consultancy capacity. Mr. Budman has been a Managing Partner of Ameritege Technology Partners, a boutique private equity firm, located in San Diego California, since February 2002. Mr. Budman stepped down as CEO on September 27, 2018 and retained CFO responsibilities. Mr. Budman served as Chief Financial Officer of FHV LLC, one of the Company’s subsidiaries, which as of September 28, 2018, executed an Assignment for the Benefit of Creditors under California law. Mr Budman stepped down as the CFO and no longer was employed by the Company as of March 31, 2019.

Ryan Polk was appointed as our Chief Financial Officer on April 1, 2019. Polk has held President, CFO, and COO positions with founder and private equity owned consumer products companies with revenues above $150 million. Before joining the Company, Polk was a principal with Perissos Partners in Irvine, California, from June 2017 to March 2019. Polk served as the CFO and COO of Cellpoint Corporation whose principal business was the reclamation and recycling of Apple and Samsung mobile device parts for the major US mobile carriers. From July 11 to May 2017, he filled executive roles in the portfolio companies owned by LDI, a family office based in Indianapolis. LDI actively managed investments in distribution, light manufacturing, and supply chain management. He led the mergers and acquisition team for LDI as well. Polk also served as the Vice President Corporate FP&A for Brightpoint, a publicly traded, Fortune 100 mobile device logistics company, based in Indianapolis prior to its sale to Ingram Micro. He has 18 consecutive years of experience working with international employees, customers, and suppliers. He is an alum of Ernst & Young.

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

Furthermore, effective September 13, 2018, the Company elected Lavaille Lavette to the Board of Directors. With a Master’s in Education, Lavaille Lavette has worked as an investment broker, schoolteacher, school district administrator, speechwriter, marketing executive and sales/-merchandising leader. A best-selling author, marketing and educational expert, Lavaille served as the Special Advisor to the U.S. Secretary of Education, 2001 – 2005. Lavaille is a Founding Board Member and the first President of the Luanda Africa Sister City Association. She is involved in a number of international charitable ventures.

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

In evaluating director nominees, we principally consider the following among other business and personal factors:

•	The appropriate size of the Board;

•	Our needs with respect to the specific talents and experience of our directors;

•	The knowledge, skills and experience of nominees;

•	Experience with accounting rules and practices; and

•	The nominees’ other commitments.

Our goal is to assemble a Board of Directors that brings our Company a variety of perspectives and skills derived from high quality business, professional and personal experience. Personal integrity is a necessary requirement for every member of our Board.

There are no family relationships among any of our officers or directors. No management representatives are compensated for his or her service on our Board of Directors. Our new directors will be paid an annual retainer of $24,000, payable $2,000 per month and will receive 250,000 stock options vesting over a two-year period.

Corporate Governance

Board Committees

We have an audit committee and a compensation committee. The audit and compensation committees were each chaired by Christopher Maudlin as of June 30, 2019, who is an independent board member and a financial expert. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and systems of internal controls. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies and other compensation of our executive officers. Subsequent to June 30, 2019 and following the appointment of Thomas McChesney as an independent member on September 1, 2019, a nominating committee will be formed which will be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

Director Independence

The Board believes that Mr. Thomas McChesney, newly appointed to the Board on September 1, 2019 and Mr. Maudlin are considered “independent” by the rules NASDAQ Rule 5605.

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

						Change in
						Pension
						Value and
						Non-Qualified
					Non-equity	Deferred	All
				Option	Incentive	Compensation	Other
		Salary	Bonus	Awards	Comp	Earnings	Comp.	Total
Position	Year	($)	($)	($)(1)	($)	($)	($)(2)	($)

Nicholas Yates	2019	200,000	197,943	-	-	-		397,943
Chief Executive Officer, Director	2018	200,000	611,488	3,802,500	-	-	-	4,613,988

Arthur S. Budman	2019	123,397	51,490	-	-	-	148,077	322,964
Chief Executive Officer, Chief Financial Officer, Director	2018	175,000	90,872	253,500	-	-	-	519,372

Ryan Polk	2019	50,000	33,250	-	-	-	-	83,250
Chief Financial Officer, Chief Operations Officer

__________

(1)

The amounts in this column are the annual fair values of stock option grants in accordance with ASC 718. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 to the consolidated financial statements.

(2)	Mr. Budman received a $148,077 payment upon stepping down as Chief Financial Officer on April 1, 2019. This payment included $87,500 in severance and $60,577 in accrued PTO.
(3)

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

Option Exercises and Stock Vested

During fiscal year 2019, Mr. Yates vested 2,500,000 shares in relation to his January 20, 2017, non-qualified stock option grant.

As of April 1, 2019, Mr. Budman was no longer an active employee of the Company. At the time of departure, none of the performance obligations detailed in both the January 20, 2017, or the February 23, 2018, non-qualified stock option grants had been achieved.

Outstanding Equity Awards at Fiscal Year End

Stock Awards
Equity
invcentive
								Equity	plan
	Option Awards							incentive	awards:
			Equity					plan	Market
			incentive					awards:	or payout
			plan					Number of	value of
			awards:				Market	unearned	unearned
	Number of	Number of	Number of			Number of	value of	shares,	shares,
	securities	securities	securities			shares or	share of	units	units
	underlying	underlying	underlying			units of	units or	or other	or other
	unexercised	unexercised	unexercised	Option		stock that	stock that	rights that	rights that
	options	options	unearned	Exercise	Option	have not	have not	have not	have not
	exercisable	non-exercisable	options	Price	Expiration	vested	vested	vested	vested
Position	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Nicholas Yates,	2,500,000	2,500,000	-	$0.16	1/19/2024	-	-	-	-
Chairman and Chief Executive Officer	-	4,500,000	-	$0.87	2/22/2025	-

Arthur S. Budman,	-	-	-	$0.16	1/19/2024	-	-	-	-
Director	-	-	-	$0.87	2/22/2025	-	-	-	-

Compensation of Directors

On September 11, 2018, the Company appointed Christopher Maudlin as an independent member to its Board of Directors. In connection with Mr. Maudlin’s appointment, he was granted non-qualified stock options to purchase 330,000 shares of the Company’s common stock at $1.80 per share, the then current value of the stock. The options will vest over a thirty-six (36) month vesting period (“Vesting Period”) from the date of grant, with one-sixth (1/6) to vest after six (6) months and the remainder vesting pro rata monthly over the remaining thirty (30) months of the Vesting Period. The options expire seven years from the grant date. Additionally, Mr. Maudlin will be paid $2,000 per month for Board services.

On September 13, 2018, the Company appointed Lavaille Lavette as a member to its Board of Directors. In connection with Ms. Lavette’s appointment, she was granted non-qualified stock options to purchase 330,000 shares of the Company’s common stock at $1.80 per share, the then current value of the stock. The options will vest over a thirty-six (36) month vesting period (“Vesting Period”) from the date of grant, with one-sixth (1/6) to vest after six (6) months and the remainder vesting pro rata monthly over the remaining thirty (30) months of the Vesting Period. The options expire seven years from the grant date. Additionally, Ms. Lavette will be paid $2,000 per month for Board services.

On September 1, 2019, the Company appointed Thomas McChesney as an independent member to its Board of Directors. In connection with Mr. McChesney’s appointment, he was granted restricted stock options for 250,000 shares of the Company’s common stock. The options will vest over a twenty-four (24) month vesting period ("Vesting Period") from the date of grant, with one-half (1/2) to vest after twelve (12) months and the remainder vesting at the end of the Vesting Period. The options expire seven years from the grant date. Additionally, Mr. McChesney will be paid $2,000 per month for Board services.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 24, 2019 information with respect to the securities holdings of (i) our officers and directors, and (ii) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been provided accounting for all equity common stock issuances as of September 24, 2019.

	Amount and	Percentage
	Nature of	of Class
Name and Address of	Beneficiary	Beneficially
Beneficial Owner (1)	Ownership	Owned (2)
Officers and directors
Nicholas Yates, Chairman and Vice President Sales and Marketing (3)	19,185,213	26%
Arthur S. Budman, , Director (4)	909,996	1%
Ryan Polk, Chief Executive Office, Chief Financial Officer	44,790	0%
Lavaille Lavette, Director	100,833	0%
Christopher Maudlin, Director	100,833	0%
Thomas McChesney, Director	10,000	0%
All directors, former directors and executive officers as a group (6 persons)	20,351,665	27%

____________

(1)

Applicable percentage of ownership is based on 74,023,310 shares of Common Stock issued and outstanding together with securities exercisable or convertible into shares of Common Stock within sixty (60) days for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable or convertible into shares of Common Stock, that are currently exercisable or exercisable within sixty (60) days of September 24, 2019 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Percentage of class beneficially owned is calculated by dividing the amount and nature of beneficial ownership by 74,023,310 shares, deemed to be the total shares of common stock outstanding as of the date of this table.

(3)

15,648,278 shares are owned by a trust of which Mr. Yates is an affiliate, 488,556 shares are owned by Mr. Yates personally, 48,379 shares are owned by the spouse of Mr. Yates and 3,000,000 shares are available through the exercise of options.

(4)	Amount include shares granted to Mr. Budman under an initial employment agreement dated October 1, 2014.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes transactions occurring from July 1, 2018, through June 30, 2019, in which we were or are a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). This summary also includes transactions of FHV LLC, a legal entity acquired in connection with the FHV Acquisition since July 1, 2012. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company’s franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the year ended June 30, 2019, the Company did not make any payments of principal or interest under the Notes. During the year ended June 30, 2019, $28,000 of interest payable was converted into 175,000 shares of common stock.

On January 20, 2017, Socially Responsible Brands agreed to extend the maturity date on their note until December 31, 2017. In connection with the loan extension, the holder may convert their Notes into shares of the Company’s stock at $.16 per share. Furthermore, on September 18, 2017, the Notes were amended whereby the interest rate was modified to a rate of 20% per annum effective October 1, 2016 and the maturity date was further extended until December 31, 2019. Mr. Yates, the CEO and Chairman of the Company, is the 20% owner of Socially Responsible Brands.

On June 19, 2019, The Company issued an Unsecured Promissory Note to Socially Responsible Brands with a principal amount of $234,000, in exchange for cash proceeds of $221,519. The note had a maturity date of June 26, 2019. The Company paid the principal amount on the note in full during year ended June 30, 2019.

Notes Payable to Nick Yates

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $193,766 and 106,234, to operations during the years ended June 30, 2017 and 2016, respectively. During year ended June 30, 2019, payments for approximately $240,000 of principal and $13,597 of interest payable were made. As of June 30, 2019, and 2018, approximately $0 and $240,000, respectively were outstanding under the Loan.

Other Transactions

The Company paid a bonus to its Chairman. Please see Item 11 for a more complete description of the bonus.

In July 2017, the Company issued 150,000 shares of common stock in connection with settlement of a former franchisee. Terms of the agreement state that Nick Yates will receive 50% of the proceeds in excess of $200,000.

As of June 30, 2019, and 2018, prepaid expenses and other current assets in the accompanying balance sheet included approximately $5,500 and $28,000, respectively, of short-term advances to Nick Yates, an officer of the Company.

The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002.

Director Independence

The Company believes that Mr. McChesney and Mr. Maudlin are considered “independent” by the rules NASDAQ Rule 5605. The Company has no related commercial, consulting, or employment transactions with its independent directors. The other members of the Company’s Board of Directors, Lavaille Lavette, Art Budman and Nick Yates, are not considered by the Company to be independent directors.

Review, approval or ratification of transactions with related persons

We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Item 14 – Principal Accounting Fees and Services

The aggregate fees billed for the years ended June 30, 2019 and 2018, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2019	2018

Audit fees (1)	$97,000	$80,268
Audit related fees (2)	-	-
Tax fees (3)	44,710	43,842
	$141,710	$124,110
_____________

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

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

Part IV

Item 15 – Exhibits, Financials Statements and Schedules

(a) Financial Statements

Filed at the end of this Annual Report are the audited financial statements of Generation NEXT Franchise Brands, Inc. for the years ended June 30, 2019 and 2018.

(d) Exhibits

Exhibit No.	Description

2.1

Asset Purchase Agreement dated December 30, 2016, by and among Registrant and Robofusion, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 4, 2018 (File No. 000-55164)). (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits have been omitted from this filing).

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

10.3*†	Stock Option Award to Nicholas Yates effective February 23, 2019
10.4*†	Stock Option Award to Arthur Budman effective February 23, 2019
21.1*	List of subsidiaries*
31.1*	Certification by Nicholas Yates, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
31.2*	Certification by Arthur Budman, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. *
32.1*	Certification by Nicholas Yates, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2*	Certification by Arthur Budman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Instance Taxonomy Extension Calculation
101.DEF*	XBRL Instance Taxonomy Extension Definition
101.LAB*	XBRL Instance Taxonomy Extension Labels
101.PRE*	XBRL Instance Taxonomy Extension Presentation

_________

* Filed herewith.

† Indicates a contract with management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Generation NEXT Franchise Brands, Inc.

Date: August 31, 2019	By:	/s/ NICK YATES
Nick Yates
Chief Executive Officer

Power of Attorney

We, the undersigned directors and/or officers of Generation NEXT Franchise Brands, Inc., a Nevada corporation, hereby severally constitute and appoint Ryan L. Polk, acting individually, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ NICK YATES	Chairman and Chief Executive Officer	August 31, 2019
Nick Yates

/s/ CHRISTOPHER MAUDLIN	Director	August 31, 2019
Christopher Maudlin

/s/ LAVAILLE LAVETTE	Director	August 31, 2019
Lavaille Lavette

INDEX TO FINANCIAL STATEMENTS

Fresh Healthy Vending International, Inc. and Subsidiaries

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Generation Next Franchise Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Next Franchise Brands, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Benjamin & Young, LLP

We have served as the Company's auditor since 2018.

Irvine CA, California

October 15, 2019

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2019	June 30, 2018
Assets
Current assets:
Cash	$517,371	$10,017,667
Restricted cash	3,185,890	3,710,694
Accounts receivable	24,056	54,128
Contract assets - due from franchisees	1,130,136	7,250,951
Stock subscriptions receivable	-	300,000
Inventory on-hand, net of allowance for obsolete inventory of $2,201,699 and $300,000, respectively	6,949,033	3,011,484
Deposit for inventory	1,484,438	5,152,897
Prepaid expenses and other current assets	78,315	70,149
Current assets held for disposition	-	292,664

Total current assets	13,369,239	29,860,634

Property and equipment, less accumulated depreciation of $97,987 and $115,889, respectively	62,693	199,791

Intangible assets, net of accumulated amortization of $1,075,666 and $686,052, respectively	2,238,045	1,870,124
Investment in 19 Degrees Corporate Service, LLC	80,000	-
Deposit	68,522	45,404

Total assets	$15,818,499	$31,975,953

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$8,644,769	$4,531,547
Contract liabilities - customer advances and deferred revenues	23,805,074	37,221,943
Provision for franchisee rescissions and refunds	7,856,340	1,924,121
Accrued personnel expenses	441,197	553,314
Notes payable, net of discount of $67,710 and $49,716, respectively	1,314,021	629,017
Convertible notes payable, net of discount of $637,990 and $0, respectively	1,375,000	250,000
Contingent liability	200,000	200,000
Derivative liability	695,989	-
Due to related party	296,779	536,786
Deferred rent	44,710	34,541
Current liabilities held for disposition	-	1,291,676

Total current liabilities	44,673,879	47,172,945

Notes payable - long term, net of discount of $3,000 and $49,716, respectively	37,000	736,115
Convertible notes payable - long term, net of discount of $0 and $0, respectively	997,010	-

Total liabilities	$45,707,889	$47,909,060

Commitments and contingencies (Notes 5 and 7)

Stockholders' deficit:
Preferred stock; $0.001 par value; 25 million shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100 million shares authorized; 73,420,573 and 69,378,052 outstanding, respectively	73,419	69,376
Additional paid-in capital	32,532,576	27,515,602
Accumulated deficit	(62,495,385)	(43,518,085)

Total stockholders' deficit	(29,889,390)	(15,933,107)

Total liabilities and stockholders' deficit	$15,818,499	$31,975,953

See accompanying notes to the audited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the twelve months ended June 30,
	2019	2018
Revenues:
Vending machine sales, net	16,579,044	137,029
Franchise fees	1,385,905	13,750
Company owned machine sales	54,156	165,686
Royalties	314,818	796
Other	63,511	24,167

Total revenue, net	18,397,434	341,428

Cost of sale	17,114,222	260,202

Gross profit	1,283,212	81,226

Operating expenses:
Personnel	4,846,891	3,753,473
Marketing	1,645,632	4,491,619
Professional fees	1,687,785	544,172
Insurance	429,021	287,069
Rent	329,956	184,672
Depreciation and amortization	427,336	425,526
Stock compensation	2,947,233	1,480,538
Research development and engineering	4,045,940	5,181,587
Provision for franchisee refund	354,743	(34,238)
Other	3,214,183	1,258,379

Total operating expenses	19,928,720	17,572,797

Loss from operations	(18,645,508)	(17,491,571)

Other expenses:
Interest expense	(288,779)	(145,598)
Accretion of discount on notes payable	(113,715)	-
Gain (loss) on disposition of assets	(69,375)	-
Other income	8,175	-

Loss before provision for income taxes	(19,109,202)	(17,637,169)

Provision for income taxes	9,600	4,800

Loss from continuing operations	(19,099,602)	(17,632,369)

Gain (loss) from discontinued operations	141,502	(1,894,223)

Net loss	(18,958,100)	(19,526,592)

Net loss per share - basic and diluted	(0.26)	(0.41)

Weighted average shares used in computing net loss per share - basic and diluted	71,677,171	47,615,411

See accompanying notes to the audited condensed consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit

	Common	Common	Additional	Accumulated	Total Stockholders'
	Shares	Stock	Paid-in Capital	Deficit	Deficit

Balance at June 30, 2017	34,826,646	34,825	6,722,850	(23,981,893)	(17,224,218)
Issuance of common stock for cash, net of issuance costs	3,906,400	3,907	1,869,294	-	1,873,201
Cashless exercise of stock options	64,117	64	(64)	-	-
Legal Settlement	150,000	150	143,850	-	144,000
Stock-based compensation	-	-	136,090	-	136,090
Extinguishment of deriative liability	-	-	780,010	-	780,010
Net loss	-	-	-	(3,987,329)	(3,987,329)
Balance at September 30, 2017	38,947,163	38,946	9,652,030	(27,969,222)	(18,278,246)
Issuance of common stock for cash, net of issuance costs	3,727,224	3,727	1,859,886	-	1,863,613
Cashless exercise of stock options	70,761	71	(71)	-	-
Stock-based compensation	-	-	144,237	-	144,237
Net loss	-	-	-	(3,787,555)	(3,787,555)
Balance at December 31, 2017	42,745,148	42,744	11,656,082	(31,756,777)	(20,057,951)
Issuance of common stock for cash, net of issuance costs	13,131,804	13,132	7,140,294	-	7,153,426
Conversion of notes payable to common stock	1,290,805	1,291	205,238	-	206,529
Cashless exercise of stock options	436,425	436	(436)	-	-
Stock-based compensation	-	-	558,070	-	558,070
Net loss	-	-	-	(5,009,201)	(5,009,201)
Balance at March 31, 2018	57,604,182	57,603	19,559,248	(36,765,978)	(17,149,127)
Issuance of common stock for cash, net of issuance costs	9,537,804	9,538	5,462,733	-	5,472,271
Conversion of notes payable to common stock	1,476,977	1,476	234,839	-	236,315
Cashless exercise of stock options	56,674	57	(57)	-	-
Stock issued for services	502,415	502	1,160,946	-	1,161,448
Stock subscriptions receivable	200,000	200	299,800	-	300,000
Stock-based compensation	-	-	798,093	-	798,093
Net loss	-	-	-	(6,752,107)	(6,752,107)
Balance at June 30, 2018	69,378,052	69,376	27,515,602	(43,518,085)	(15,933,107)
Issuance of common stock for cash, net of issuance costs	832,000	832	1,247,168	-	1,248,000
Conversion of notes payable to common stock	179,481	179	28,538	-	28,717
Cashless exercise of stock options	442,870	443	(443)	-	-
Stock issued for services	52,155	52	4,997	-	5,049
Stock-based compensation	-	-	762,534	-	762,534
Net loss	-	-	-	(5,007,496)	(5,007,496)
Balance at September 30, 2018	70,884,558	70,882	29,558,396	(48,525,581)	(18,896,303)
Issuance of common stock for cash, net of issuance costs	643,333	643	306,357	-	307,000
Cashless exercise of stock options	178,809	179	(179)	-	-
Stock issued for services	50,000	50	24,957	-	25,007
Stock-based compensation	-	-	711,195	-	711,195
Net loss	-	-	-	(4,747,872)	(4,747,872)
Balance at December 31, 2018	71,756,700	71,754	30,600,726	(53,273,453)	(22,600,973)
Issuance of common stock for cash, net of issuance costs	60,256	60	24,940	-	25,000
Conversion of notes payable to common stock	1,094,988	1,096	174,102	-	175,198
Stock issued for services	50,000	50	31,950	-	32,000
Stock-based compensation	-	-	685,875	-	685,875
Value of discount issued in connection with notes payable	-	-	27,000	-	27,000
Net loss	-	-	-	(5,713,205)	(5,713,205)
Balance at March 31, 2019	72,961,944	72,960	31,544,593	(58,986,658)	(27,369,105)
Issuance of common stock for cash, net of issuance costs	171,129	171	97,829		98,000
Conversion of notes payable to common stock	175,000	175	27,825		28,000
Stock issued for services	112,500	113	74,700		74,813
Stock-based compensation			787,629		787,629
Net loss				(3,508,727)	(3,508,727)
Balance at June 30, 2019	73,420,573	73,419	32,532,576	(62,495,385)	(29,889,390)

See accompanying notes to the consolidated financial statements.

GENERATION NEXT FRANCHISE BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the twelve months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,977,300)	$(19,536,192)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	427,336	437,150
Interest accretion on notes payable	113,715	70,116
Loss on derivative liability	-	220,003
Disposal of asset	69,375	-
Stock-based compensation	2,947,233	1,636,491
Deferred rent	10,169	15,166
Write-off of accounts receivable	-	67,560
Bad debt expense	-	(24,699)
Provision for obsolete inventory	-	350,000
Stock issued for services	136,869	1,161,448
Changes in operating assets and liabilities:
Accounts receivable	48,523	200,519
Contract asset - due from franchisee	6,120,815	5,380,701
Inventory on-hand	(3,741,253)	(3,158,971)
Deposits for inventory	3,668,459	(5,152,897)
Prepaid expenses and other current assets	(8,166)	235,359
Deposits	(23,118)	(12,500)
Accounts payable and accrued liabilities	3,916,985	2,215,678
Customer advances and deferred revenues	(13,572,386)	12,694,610
Provision for franchisee rescissions and refunds	5,436,219	71,503
Accrued personnel expenses	(112,117)	162,242

Cash flows used in operating activities	(13,538,642)	(2,966,713)

Cash flows from investing activities:
Purchases of property plant	-	(91,252)
Purchases of intangible assets	(757,535)	-

Cash flows used in investing activities	(757,535)	(91,252)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	2,122,010	-
Proceeds from issuance of notes payable	383,163	(1,187,608)
Payments of notes payable to related party	(240,007)	(113,180)
Proceeds from issuance of common stock, net of issuance costs	1,977,994	16,362,509

Cash flows provided by financing activities	4,243,160	15,061,721

Change in cash and restricted cash	(10,053,017)	12,003,756

Cash and restricted cash, beginning of period	13,756,278	1,752,522

Cash and restricted cash, end of period	$3,703,261	$13,756,278

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$275,175	$93,963
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Derivative liability associated with convertible note payable	$695,989	$-
Extinguishment of derivative liability	$-	$780,010
Stock subscription receivable	$-	$300,000
Conversion of debt and accrued interest into shares of common stock	$231,915	$442,845
Cashless exercise of options	$622	$628

See accompanying notes to the audited condensed consolidated financial statements.

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

On December 29, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Robofusion, Inc. (“RFI”), whereby the Company acquired the intellectual property assets of RFI, a developer of robotic-kiosk vending technology, primarily frozen yogurt and ice cream vending robots, using RFI’s trademarked name of Reis & Irvy’s (the “Acquisition”). The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was a purchase of an asset. As a result, the estimated fair of the assets acquired were capitalized. The intent of the purchase was to combine robotics and artificial intelligence platforms to facilitate the manufacture of an unattended robot in order to disrupt traditional frozen yogurt and ice cream retail establishments and, on a larger scale, establish ourselves as an industry leader in the emerging and fast-growing space of unattended retail. Since acquisition, we have developed a state-of-the art robotic soft serve vending robot that is a completely unique vending machine and entertainment experience. The robot accepts cash and credit cards. A proprietary software platform is utilized that allows us to readily monitor the sales of kiosks, which assists our franchisees and us in facilitating the management and maintenance of the vending robot. In order to protect the Company’s rights, several U.S. and international patents have been approved and granted. Our vending standards are UL (“Underwriters Laboratories”) (approval in process), NSF (“National Sanitation Foundation”) recognized, and National Automated Merchandising Association (“NAMA”) certified, which we believe are among the highest standards in the industry. This ensures food temperature compliance, which includes auto-contingency processes should electrical or hardware malfunction; it also ensures that ambient air stays within specified parameters at all times. Our third-party cashless payment technology provides the highest level of data and network security compliance while ensuring complete transparency. As a result, our robotic soft serve vending kiosks will contain minimal amounts of cash. All transactions are managed by third parties to facilitate financial compliance with local and national laws and regulations. Funds from all electronic transactions are collected by Reis & Irvy’s and remitted to the franchisee within ten days of the subsequent month.

During fiscal year 2017, we obtained the exclusive rights to sell a new frozen yogurt vending robot, branded Reis & Irvy’s. As of the date of this report, we have received approval to sell franchises in all U.S. states, other than South Dakota. Through franchise agreements or contracts, we sell robots, franchise fees, and location fees. All contracts require a deposit and contracts which include exclusive territory clauses will also contain a minimum robot and franchise fee commitment. We refer to units associated with a deposit as a “booking” and units associated with exclusive territory minimums as “commitments”. At June 30, 2019, the Company had a backlog of 866 bookings with a future revenue value of approximately $40 million and further commitments for 2,342 robots aggregating $92.3 million of future revenue.

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

On March 28, 2019, the Company entered into an Asset Purchase Agreement with Print Mates, LLC (“Print Mates”), (see Note 2 Acquisitions). The agreement provides for the purchase of all of Print Mates rights, title, and interest to all assets of the Print Mates business, including intellectual property. The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was an asset acquisition. As a result, the estimated fair value of the assets acquired, and amount of liabilities assumed are included in the accompanying balance sheet as of March 31, 2019. Print Mates kiosks offer instant high-resolution printing of photographs from touchscreen kiosks. Print Mates kiosks are operated with a proprietary software interface that takes advantage of the kiosk’s large touch-sensitive screen, allowing customers to swipe and scroll through various menus as well as edit and crop their images before printing. The Company intends to own and operate the kiosks, collecting 100% of the revenues generated, and will sell kiosks and license software to business owners.

In September 2018 it was determined the assets of the Company’s wholly owned subsidiary, Fresh Healthy Vending LLC ("FHV LLC"), were insufficient to satisfy FHV LLC’s obligations to creditors. As such, on FHV LLC executed an Assignment for the Benefit of Creditors under California law, whereby all of its assets were assigned to a third-party fiduciary who will liquidate such assets and distribute the proceeds to FHV LLC’s creditors pursuant to the priorities established and permitted by law.

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

Liquidity and Capital Resources

For the year ended June 30, 2019 we had a net loss totaling approximately $19 million with negative cash flows from operations totaling approximately $13.5 million. Our unrestricted cash balance at June 30, 2019 was approximately $517,000. Through June 30, 2019 our production and installation of kiosks have been slower than anticipated, due to delays caused by engineering and manufacturing deficiencies, which have since been corrected. The impacts of production delays were decreased revenue recognition and less accounts receivable collections. Also, we used cash on hand to retire liabilities associated with the franchise rescissions, for research, development and engineering expenditures related to our robotic soft serve vending kiosks, for warranty expenses and for the purchase of robot inventory. The combined result of these events was a substantial decrease in our cash balances and an increase in our outstanding liabilities. In order to ensure sufficient liquidity for our continuing operations, the Company is actively pursuing additional capital in the form of either debt or equity financing (or a combination thereof). We anticipate generating a portion of our required capital resources from deposits on sales of new franchises, unit sales of kiosks for the Fund, royalties from existing and future franchise installs, and revenue from management fees earned under the Management Services Agreement with 19 Degrees Corporate Service, LLC. Management believes the additional funding required can be obtained on terms acceptable to the Company, although there can be no assurance that we will be successful. If the Company is unsuccessful raising the required capital, then we are likely to pursue potentially transformative transactions which may include going private, change of control, merger, sale of assets, or further balance sheet restructuring to enable the Company to remain viable.

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Reis & Irvy’s, Inc., FHV LLC (recorded as discontinued operations), 19 Degrees, Inc., Generation Next Vending Robots, The Fresh and Healthy Vending Corporation, and FHV Acquisition, Corp. All significant intercompany accounts and transactions are eliminated.

Reclassification

Certain amounts in the 2018 financial statements have been reclassed to conform with the 2019 presentation.

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

Cash and cash equivalents (including restricted cash)

All investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, bank certificates of deposit and U.S. government debt securities whose cost equals fair market value. We had no cash equivalents at June 30, 2019 and 2018. We may maintain our cash and cash equivalents in amounts that may, at times, exceed federally insured limits. At June 30, 2019, bank balances, per our bank, exceeding federally insured limits totaled approximately $267,000. We have not experienced any losses with respect to cash, and we believe our Company is not exposed to any significant credit risk with respect to our cash.

Certain states require the Company to maintain customer deposits in escrow accounts until the Company has substantially performed its obligations. Furthermore, certain franchisees have elected to pay their remaining balance due directly to an escrow account for the beneficiary of the Company’s contract manufacturer and inventory suppliers. These funds are presented in the accompanying financial statements as restricted cash. The release of funds from escrow (restricted cash) requires customers approving the release to the escrow agent.

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

Inventory

Inventory is carried at the lower of cost or net realizable value, with cost determined using the average cost method.

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

Impairment of long-lived assets

Impairment losses are recognized on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair value of the assets. There were no impairments of long-lived assets for the years ended June 30, 2019 and 2018, respectively.

Derivative Liability

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

Acquisition

On March 28, 2019, the Company entered into an Asset Purchase Agreement with Print Mates, LLC (“Print Mates”), (see Note 2 Acquisitions). The agreement provides for the purchase of all of Print Mates rights, title, and interest to all assets of the Print Mates business, including intellectual property. The Company considered the guidance in ASC 805, Business Combinations, and determined the transaction was an asset acquisition. As a result, the estimated fair value of the assets acquired, and amount of liabilities assumed are included in the accompanying balance sheet as of June 30, 2019.

The condensed consolidated financial statements include the results of Print Mates from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

March 28, 2019

Cash	$15,505
Intangible assets patents, trademark and software	757,535
Prepaid inventory	94,383
Customer deposits	(261,254)
Accounts payable and accrued expenses	(443,474)

Total purchase price	162,695

Advances outstanding from Print Mates (due from)	162,695

During the three months ended March 31, 2019, the Company had accumulated cash advances of $162,695 to Print Mates. The advances to Print Mates in the amount of $162,695 on March 28, 2019 was used as an asset purchase transaction.

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

Revenues from robotic soft serve vending kiosks and franchise fees are recognized when the Company has substantially performed or satisfied all material services or conditions relating to the franchise agreement. Substantial performance has occurred when: 1) no remaining obligations are unfulfilled under the franchise agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from franchisees; 3) all of the initial services in the franchise agreement have been performed; and 4) all other material conditions or obligations have been met. All performance obligations detailed in the franchise agreement relating to vending machine sales and franchise fees are considered met at the time of kiosk shipment.

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

During year ended June 30, 2019, 19 Degrees Inc entered into a management agreement with 19 Degrees Corporate Service (the “Fund). 19 Degrees, Inc. charges a monthly fund management fee of 1.5% off gross sales, which is recognized as revenue in the period fund management services are rendered.

Print Mates, Inc.

Revenues from the sale of printing kiosks are recognized when the Company has substantially performed or satisfied all material services or conditions relating to the purchase agreement. Substantial performance has occurred when: 1) no remaining obligations are unfulfilled under the purchase agreement; 2) there is no intent to refund any cash received or to forgive any unpaid amounts due from customers; and 3) all other material conditions or obligations have been met. All performance obligations detailed in the purchase agreement relating to kiosk sales are considered met at the time of kiosk shipment.

Upon the execution of a purchase agreement, a 50% deposit from the customer is typically required. In accordance with ASC 606, the Company recognizes the contract as a contract liability – customer deposits and deferred revenue when the Company receives consideration or is due consideration.

Marketing and advertising

Marketing and advertising costs are expensed as incurred. There are no existing arrangements under which the Company provides or receives marketing and advertising services from others for any consideration other than cash.

Research and Development Costs

Research and development costs are expensed as incurred.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the Assignment for the Benefit of Creditors, which includes the reclassification of the combined financial position and results of operations of FHV LLC as discontinued operations (see Note 15) for all periods presented.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of June 30, 2019 and 2018, and therefore has not recognized any income tax benefit or expense (other than the state minimum income tax) for the periods presented.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets as of June 30, 2019 and 2018, and the Company has not recognized interest and/or penalties in the consolidated statements of operations for the years ended June 30, 2019 and 2018.

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

Concentration of credit risk

The Company is subject to credit risk because its accounts receivable primarily consists of amounts due from franchisees for completed installations, royalty income, and other products. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brands and market conditions within the vending industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees spread over a large geographical area and the short-term nature of the receivables.

Concentration of manufacturers

Kiosks are supplied by a single manufacturer. Although there are a limited number of manufacturers of kiosks and related components, we believe that other suppliers could provide similar machines on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of sales, which could adversely affect the Company’s operating results. Additionally, robotic soft serve vending kiosks are manufactured by one supplier; a change in suppliers could cause a delay in deliveries and possible loss of sales, which could adversely affect the Company’s operating results.

Frozen yogurt is supplied by one national manufacturer. Although there are a limited number of product suppliers with the product selection and distribution capabilities required by the franchise network, other manufacturers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in deliveries and a possible loss of revenue from both current and prospective franchisees, which could adversely affect the Company’s operating results.

See Note 14 for purchase commitments from our manufacturers for inventory.

Fair value of financial instruments

The Company utilizes ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Balance June 30, 2018	-	$-	-
Additions to fair value of derivative liability	-	$695,989	-
Change in fair value of derivative liability	-	$-	-
Balance June 30, 2019	-	695,989	-

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

For the periods presented, the Company determined that Reis and Irvy’s, Inc., 19 Degrees, Inc., Generation Next Vending Robots, Inc,, and FHV, LLC (see Note 15 – Discontinued operations) were reportable operating segments; Generation Next Franchise Brands, Inc., , The Fresh and Healthy Vending Corporation, and FHV Acquisition, Corp. were not material segments and therefore have not been reported as such. Reis & Irvy’s, Inc. represents the sale of frozen yogurt and ice cream robots, franchise fees, royalties, location fees, and product rebates. 19 Degrees, Inc. is primarily a management company for 19 Degrees Corporate Service, LLC. Generation Next Vending Robots, Inc. will earn revenues from the sale of the newly acquired Print Mates brand photograph kiosks. FHV, LLC represents the sale of fresh and healthy vending machines, franchise fees, royalties and product rebates.

Franchise information

Franchise statistics for the years ended June 30, 2019 and 2018 are as follows:

	Reis
	and Irvy's	FHV

Number of franchises at June 30, 2017	179	228
New franchises	123	-
Terminated franchises	(12)	(151)
Number of franchises at June 30, 2018	290	77
New franchises	91	-
Terminated franchises	(56)	(77)
Number of franchises at June 30, 2019	325	-

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

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the fiscal years ended June 30, 2019 and 2018, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2020 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2020 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments (see Note 12) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company’s adoption of ASU 2014-09 will not change the timing of the recognition of initial franchise fees as all performance obligations detailed in the franchise agreement relating to franchise fees are considered met at the time of kiosk shipment.

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

3. Inventory

As of June 30, inventory consisted of the following:

	June 30, 2019	June 30, 2018
Inventory on-hand:
Raw material and work in process	$5,385,478	$2,804,764
Finished goods	3,765,254	506,720
	9,150,732	3,311,484
Allowance for obsolete inventory	(2,201,699)	(300,000)
	$6,949,033	$3,011,484

The Company is transferring inventory between contract manufacturing companies. We have estimated that 20% of the raw materials and work in process may be deemed obsolete at the conclusion of the transfer process because of changes made to components during the initial rollout of alpha units during 2018. Finished goods inventory contains units that have been recalled from the field due to real or perceived mechanical failures. We estimate 25% of these units may not be recoverable during our inspection and reclamation process.

$1,484,438 and $5,152,897 prepaid inventory represents payments for raw material that has not been received by the Company as of June 30, 2019 and 2018, respectively.

See Note 14 for purchase commitments from our manufacturers for inventory.

4. Property and Equipment

As of June 30, 2019, property and equipment consisted of the following:

	June 30, 2019	June 30, 2018

Furniture and fixtures	$44,065	$44,065
Office equipment	32,516	32,517
Tenant improvements	61,414	61,414
Frozen yogurt robots	22,685	177,684
	160,680	315,680
Accumulated depreciation	(97,987)	(115,889)
	$62,693	$199,791

5. Intangible property

As of June 30, intangible property consisted of the following:

	June 30, 2019	June 30, 2018

Patents	$2,440,000	$2,440,000
Computer software	116,176	116,176
Print Mates patents, trademark and software	757,535	-
	3,313,711	2,556,176
Accumulated amortization	(1,075,666)	(686,052)
	$2,238,045	$1,870,124

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

Prior to the Company purchasing assets from RFI, the Company had been granted an exclusive license to market RFI's frozen yogurt vending kiosks/cubes, using RFI's trademarked name of Reis & Irvy's, in the United States and its territories (excluding Puerto Rico) and Canada. The assets acquired pursuant to the Agreement, are substantially all of the assets previously licensed to the Company.

Computer software

Computer software represents capitalized costs of the customer relationship management software utilized by the Company.

6. Contract liabilities - customer advances and deferred revenues

The Company receives deposits on the sale of kiosks to new or existing franchise owners. Contract liabilities – customer advances and deferred revenues reflects the amount of deposits paid to the Company. This liability is increased by new kiosk sales and decreased by the recognition of revenue for delivered kiosks and the termination or amendment of franchise agreements.

The balances of this liability are $23,805,074 and $37,221,943 as of June 30, 2019 and 2018, respectively.

7. Provision for franchisee rescissions and refunds

In certain instances, franchise owners may elect to amend or terminate their franchise relationship. Termination may include the cessation of operating installed kiosks. If appropriate, the Company will enter into a rescission agreement with such franchise owners. These agreements states the terms and conditions for refunding amounts paid to the Company. This liability is increased by refund requests and is decreased by the payment of refunds to franchise owners. Most of the refund requests incurred by the Company to date are the result of production delays experienced by the Company.

The balances of this liability are $7,856,340 and $1,924,121 as of June 30, 2019 and 2018, respectively.

8. Notes payable

As of June 30, 2019, notes payable consisted of the following:

	June 30, 2019	June 30, 2018

Senior Secured Promissory Notes, bearing interest at 12% per annum, payable monthly. The Senior Secured Notes mature on December 31, 2018 and have conversion rights at $.16 per share.	$-	$23,000

Robofusion note payable, bearing interest at 3.25% per annum. Principal and interest is due quarterly through September 2020, net of discount of $49,710 and $99,426, respectively.	1,092,021	1,342,132

Promissory Note, non interest bearing. Principal is due monthly, over an 18 month period, net of discount of $21,000 and $0 respectively.	259,000	-

	1,351,021	1,365,132

Less current maturities	(1,314,021)	(629,017)

	$37,000	$736,115

Maturities of the notes payable, are as follows:

2020	$1,314,021
2021	$37,000

$1,351,021

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

As of June 30, 2019, and 2018, the outstanding balance was $0 and $23,000, respectively.

For the year ended June 30, 2019, approximately $23,000 of principal and $6,000 of accrued interest was converted into approximately 179,000 shares of common stock.

As of June 30, 2019, and 2018, accrued interest was approximately $0 and $6,000, respectively.

For the years ended June 30, 2019 and 2018, interest expense was approximately $0and $31,000, respectively.

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

In connection with the issuance of the note payable, the Company issued a five-year common stock purchase warrant for 1,520,000 shares with a strike price of $0.50 per share. At inception, the estimated fair value of the warrant was approximately $174,000 and was recognized as a debt discount. For the years ended June 30, 2019 and As of June 30, 2019 and 2018, approximately $50,000 and $50,000 was accreted to accretion of discount on note payable in the accompanying statement of operations.

As of June 30, 2019, and 2018, the outstanding balance was approximately $1,142,000 and $1,441,000 respectively. During 2019, principal and indemnification payments were approximately $300,000.

As of June 30, 2019, and 2018, accrued interest was approximately $53,000 and $15,000, respectively. For the year ended June 30, 2019, interest payments were approximately $0.

For the years ended June 30, 2019 and 2018, interest expense was approximately $40,000 and $60,000, respectively.

Promissory note

On February 13, 2019 the Company issued a $360,000 promissory note (the “Note”) in relation to a franchisee rescission agreement. The Note is non-interest bearing and principal payments of $20,000 are due monthly over an 18-month period beginning in April 2019. Given the non-interest-bearing nature of the Note, the Company estimated assigned a debt discount of $27,000 based on an estimated internal cost of capital rate of 10%.

For the years ended June 30, 2019 and As of June 30, 2019 and 2018, approximately $6,000 and $0 was accreted to accretion of discount on note payable in the accompanying statement of operations.

As of June 30, 2019, and 2018, the outstanding balance was approximately $280,000 and $0 respectively. During 2019, principal payments were approximately $80,000.

As of June 30, 2019, and 2018, accrued interest was approximately $0 and $0, respectively. For the year ended June 30, 2019, interest payments were approximately $0.

For the years ended June 30, 2019 and 2018, interest expense was approximately $0 and $0, respectively.

9. Convertible notes payable

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

At June 30, 2018, there was $250,000 outstanding under the Financing Agreement, of which $150,000 originally matured on September 23, 2016 and $100,000 originally matured on December 15, 2016. On January 20, 2017, the Company extended both tranches until December 31, 2018. As part of the extension, the holder was granted conversion rights at $.16 per share. The conversion right granted was fixed at the closing trading price of the stock. As a result, the Company determined that the conversion right was not a derivative in accordance with ASC 815, Derivatives and Hedges, the host instrument was conventional convertible, and that no beneficial conversion feature was present. The modification of the debt terms was not deemed substantive and therefore, was not accounted for as an extinguishment of debt with the recognition of a gain or loss. No penalties or higher rates are effective upon default.

The lender of the Financing Agreement has informed the Company that he does not intend to lend additional amounts under the Financing Agreement.

As of June 30, 2019, and 2018, the outstanding balance was approximately $125,000 and $250,000, respectively.

As of June 30, 2019, and 2018, accrued interest was approximately $53,000 and $81,000, respectively.

For the years ended June 30, 2019 and 2018, interest expense was approximately $22,000 and $25,000, respectively.

For the year ended June 30, 2019, approximately $125,000 of principal and $50,000 of accrued interest was converted into approximately 1,095,000 shares of common stock.

Convertible unsecured promissory note

On April 8, 2019, the Company issued a $500,000 convertible unsecured promissory note (the “Note”) in exchange for cash proceeds of $500,000. The Note matures on April 8, 2020 and bears interest at a rate of 15% annum, payable every six months. The Note principal has conversion rights at $0.50 per share. Interest accrued on the Note is not convertible. A 2% penalty applies to missed interest payments.

As of June 30, 2019, and 2018, the outstanding balance was approximately $500,000 and $0 respectively. During 2019, principal payments were approximately $0.

As of June 30, 2019, and 2018, accrued interest was approximately $17,000 and $0, respectively. For the year ended June 30, 2019, interest payments were approximately $0.

For the years ended June 30, 2019 and 2018, interest expense was approximately $17,000 and $0, respectively.

Convertible unsecured promissory notes

Between April and June 2019 the Company issued approximately nineteen promissory notes (the “Notes”) totaling $1,385,000 in exchange for cash proceeds of $1,385,000. The Notes mature twenty-four months from their effective date and have maturity dates between April and June 2021 and have conversion rights at $0.50 per share. The Notes bear interest at a rate of 15% annum, payable every six months.

As of June 30, 2019, and 2018, the outstanding balance was approximately $1,385,000 and $0 respectively. During 2019, principal payments were approximately $0.

As of June 30, 2019, and 2018, accrued interest was approximately $34,000 and $0, respectively. For the year ended June 30, 2019, interest payments were approximately $0.

For the years ended June 30, 2019 and 2018, interest expense was approximately $34,000 and $0, respectively.

Convertible unsecured redeemable note

On June 4, 2019, the Company issued a $750,000 convertible redeemable promissory note (the “Note”) in exchange for cash proceeds of $735,000 as $15,000 was deducted by the Note holder for legal fees. The Note matures on June 4, 2020 and bears interest at a rate of 6% annum, payable paid annually. The note has conversion rights at $0.70 per share if converted within the first 180 days of issuance, after which the holder has the right to convert the Note at 65% of the lowest closing bid price of the common stock for fifteen prior trading days including the day upon which the notice of conversion is received by the Company. The Company determined that the conversion right is a derivative in accordance with ASC 815, Derivatives and Hedges, and at the time of issuance a debt discount of $695,989 was recorded and will be amortized on a straight-line basis over the life of the note to accretion of discount on notes payable in the accompanying statement of operations.

As additional consideration for the purchase of the Note, the company issued to the buyer 62,500 shares of restricted common stock.

During the first six months the Note is in effect, the Company may redeem this Note by paying to the holder an amount as follows:

Date	Amont
0-30 days	105%*(P+I)
31-60 days	110%*(P+I)
61-90 days	115%*(P+I)
91-120 days	120%*(P+I)
121-150 days	125%*(P+I)
151-180 days	130%*(P+I)

The Note may not be redeemed after 180 days in effect.

As of June 30, 2019, and 2018, the outstanding balance was approximately $750,000 and $0 respectively. For the year ended June 30, 2019, principal payments were approximately $0.

As of June 30, 2019, and 2018, accrued interest was approximately $3,000 and $0, respectively. For the year ended June 30, 2019, interest payments were approximately $0.

As of June 30, 2019, and 2018, the debt discount associated with the derivative liability was approximately $638,000 and $0, respectively. For the year ended June 30, 2019, approximately $58,000 was accreted to accretion of discount on notes payable.

For the years ended June 30, 2019 and 2018, interest expense was approximately $3,000 and $0, respectively.

Convertible unsecured promissory note

On June 6, 2019, the Company issued a $250,000 convertible unsecured promissory note (the “Note”) in exchange for cash proceeds of $250,000. The Note matures on June 6, 2022 and bears interest at a rate of 10% annum, payable every six months. The note has conversion rights at $0.50 per share.

As of June 30, 2019, and 2018, the outstanding balance was approximately $250,000 and $0 respectively. For the year ended June 30, 2019, principal payments were approximately $0.

As of June 30, 2019, and 2018, accrued interest was approximately $2,000 and $0, respectively. For the year ended June 30, 2019, interest payments were approximately $0.

For the years ended June 30, 2019 and 2018, interest expense was approximately $2,000 and $0, respectively.

As of June 30, 2019, convertible notes payable consisted of the following:

	June 30, 2019	June 30, 2018

Convertible secured debt, bearing interest at 10% per annum, payable quarterly. The convertible secured debt matures on December 31, 2018 and has conversion rights at $.16 per share.	125,000	250,000

Convertible Unsecured Promissory Note, bearing interest at 15% annum, payable every six months. The note matures on April 8, 2020 and has conversion rights at $.50 per share.	500,000	-

Convertible Unsecured Promissory Notes issued between April and June 2019, bearing interest at 15% annum, payable every six months. These 24 month notes mature between April and June 2021 and have conversion rights at $.50 per share.	1,385,000	-

Convertible Unsecured Redeemable Note, interest bearing and payable at 6% annum. The note matures on June 4, 2020 and has conversion rights at $.70 per share if converted within the first 180 days of issuance (June 4, 2019), after which the holder has the right to convert each share at 65% of the lowest closing bid price on date of conversion. Net of derivative liability discount of $637,990 and $0 respectively	750,000	-

Convertible Unsecured Promissory Note, bearing interest at 10% annum, payable every six months. The note matures on June 6, 2022 and has conversion rights at $.50 per share.	250,000	-

Total convertible notes payable	3,010,000	250,000

Less discounts	(637,990)	-

Total convertible notes payable net of discounts	2,372,010	250,000

Less current maturities	(1,375,000)	(250,000)

Convertible notes payable, current portion	$997,010	$-

Maturities of the convertible notes payable, are as follows:

2020	$1,375,000
2021	$1,635,000

$3,010,000

10. Derivative Liabilities

Derivative liabilities consisted of the following:

	2019	2018

June 2019 Convertible Debt - $750,000	695,989	$-

Total derivative liabilities	695,989	$-

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price, may not be exempt from derivative accounting treatment. As a result, embedded conversion options (whose exercise price is not fixed and determinable) in convertible debt (which is not conventionally convertible due to the exercise price not being fixed and determinable) are initially recorded as a liability and are revalued at fair value at each reporting date using the Black Sholes Model.

June 2019 Convertible Debt - $750,000

In June 2019, the Company entered into a $750,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $750,000 convertible note with expected term of 1 year with interest bearing and payable at 6% annum. The note matures on June 4, 2020 and has conversion rights at $.70 per share if converted within the first 180 days of issuance (June 4, 2019), after which the holder has the right to convert each share at 65% of the lowest closing bid price on date of conversion.

	Balance at 6/30/2018	Additions	Changes	Balance at 6/30/2019

June 2019 Convertible Debt - $750,000	-	695,989	-	695,989

Total	-	695,989	-	695,989

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the derivative liability as of June 30, 2018 and June 30, 2019.

11. Stockholders’ deficit

For the year ended June 30, 2019, the Company issued or recognized:

•	Approximately 1,707,000 shares of common stock for gross proceeds of approximately $1,678,000.
•	Approximately 1,449,000 shares of common stock for the conversion of approximately $232,000 of convertible debt and accrued interest.
•	Approximately 265,000 shares of common stock for approximately $137,000 of services.
•	Approximately 622,000 shares of common stock for the cashless exercise of options under the 2013 Equity Incentive Plan. (See Note 11).
•	Approximately $2,947,000 in stock-based compensation related to options issued inside and outside the 2013 Equity Incentive Plan
•	Approximately $27,000 in discounts relating to notes payable.

For the year ended June 30, 2018, the Company issued or recognized:

•	Approximately 30,303,000 shares of common stock for gross proceeds of approximately $16,362,000, net of approximately $2,082,000 in issuance costs.
•	200,000 shares of common stock representing $300,000 of stock subscription receivable. Proceeds were received subsequent to June 30, 2018.
•	Approximately 2,768,000 shares of common stock for the conversion of approximately $311,000 of convertible debt and $132,000 of accrued interest.
•

150,000 shares of common stock in connection with a legal settlement. The estimated fair value based on the closing price on the date of the settlement was approximately $144,000 and was a reduction of the provision for franchisee rescissions and refunds. In connection with the settlement, the Company guaranteed the shareholder would receive proceeds of $200,000 from the sale of the shares. See Note 15.

•	Approximately 502,000 shares of common stock for approximately $1,161,000 of marketing and other services.
•	Approximately 628,000 shares of common stock for the cashless exercise of options under the 2013 Equity Incentive Plan. (See Note 11).
•	Approximately $1,636,000 in stock-based compensation related to options issued inside and outside the 2013 Equity Incentive Plan
•	Approximately $780,000 in derivative liability.

12. Stock-based compensation

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

During the years ended June 30, 2019 and 2018, the Company granted stock options under its 2013 Plan. Stock- based compensation related to these awards is recognized on a straight-line basis over the applicable vesting period and is included in operating expense in the accompanying consolidated statement of operations for the years ended June 30, 2019 and 2018. During the years ended June 30, 2019 and 2018, options issued were valued using a binomial valuation method assuming the following:

	2019	2018

Expected volatility	232.16% - 234.30%	133% - 234.30%
Dividend yield	0%	0%
Risk-free interest rate	2.33% - 2.44%	1.59% - 2.44%
Expected life in years	3.5	3.5

The expected volatility was estimated based on the volatility of a set of companies that management believes are comparable to the Company. The risk-free rate was based on the U.S. Treasury note rate over the expected life of the options. The expected life was determined using the simplified method as we have no historical experience. We recorded stock-based compensation expense of $253,000 and $293,000 for the years ended June 30, 2019, and 2018, respectively.

The following table summarizes the stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual	Aggregate
		Per	Term	Intrinsic
	Options	Share	(Years)	Value

Outstanding at June 30, 2017	4,120,074	0.25	5.67	2,397,883
Granted	332,500	1.48
Exercised	(719,448)	0.22
Forfeited	(591,250)	0.38

Outstanding at June 30, 2018	3,141,876	$0.21	5.23	6,168,665
Granted	750,000	0.40
Exercised	(449,500)	0.44
Forfeited	(610,750)	0.88

Outstanding at June 30, 2019	2,831,626	0.34	4.38	804,744

Vested options	2,732,876
Remaining options expected to vest	544,000

At June 30, 2019, the total estimated unrecognized compensation cost related to options totaled approximately $260,000.

As of June 30, 2018, there were 3,520,000 warrants outstanding, of which 2,000,000 have an exercise price of $.30 per share and 1,520,000 have an exercise price of $.50 per share. The warrants expire five years from the date of grant.

As of June 30, 2019, there were 3,270,000 warrants outstanding, of which 2,000,000 have an exercise price of $.30 per share and 1,270,000 have an exercise price of $.50 per share. The warrants expire five years from the date of grant.

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

For the years ended June 30, 2019 and 2018, the Company recognized approximately $191,000 and $279,000, respectively. Remaining stock-based compensation to be recognized is approximately $303,000. The chairman vested 2,500,000 during year ending June 30,2019, with 2,000,000 remaining shares expected to vest. None of the CEO’s shares will vest as he stepped down from his position prior to any performance obligations being met.

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

For the years ended June 30, 2019 and 2018, the Company recognized approximately $2,089,000 and $1,067,000, respectively. Remaining stock-based compensation to be recognized is approximately $3,327,000. No options have vested, and the remaining options expected to vest is 4,424,000. The average forfeiture rate used for the 2019 calculation was 22.4%. A specific rate is used for each employee grant line item is used in the calculation based on managements’ estimate of the likely amount to be forfeited for each employee grant.

Director Options

In September 2018, the Company granted 660,000 non-qualified stock options with a weighted average exercise price of $1.78 per share to two new Board members.

The estimated fair value of the options was approximately $1,144,000. Stock-based compensation related to these awards is recognized on a straight-line basis over the expected vesting period (36 months) and is included in Stock Compensation expense in the accompanying condensed consolidated statements of operations for the twelve months ended June 30, 2019. The options issued were valued using a binomial method assuming the following:

Expected volatility	232.16%
Dividend yield	0%
Risk-free interest rate	2.39%
Expected life in years	3.5

During the twelve months ended June 30, 2019, the Company recognized stock-based compensation expense of approximately $351,000. Remaining stock-based compensation to be recognized is approximately $793,000. Approximately 165,000 options have vested, and the remaining number of options expected to vest is approximately 396,000.

13. Leases

On August 1, 2015, the Company moved its corporate and warehouse facilities to a single location aggregating 8,654 feet at 2620 Financial Court, Suite 100, San Diego California 92117. The new lease is for a term of 84 months. The current monthly rental payment, net of utilities for the facility, is $15,995. Future minimum lease payments under the Company’s Facility Lease is as follows:

2019: $98,477; 2020: $202,554; 2021: $208,377; 2022: $214,403: Thereafter: $17,909. Rent expense totaled $329,956 and $185,000 for the years ended June 30, 2019 and 2018, respectively.

2019	$98,477
2020	202,554
2021	208,377
2022	214,403
$723,811

14. Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires that the Company recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry-forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of June 30, 2019, and 2018, the Company had a full valuation allowance on its deferred tax assets.

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

		Continuing Ops	Discontinued Ops
	Jun-19	Jun-19	Jun-19	Jun-18

Current tax provision (benefit):
Federal	-	-	-	-
State	9,600	6,400	3,200	5,600

	9,600	6,400	3,200	5,600

Deferred tax provision (benefit):
Federal	-	-	-	-
State	-	-	-	-

	-	-	-	-

Total provision (benefit) for income taxes:	9,600	6,400	3,200	5,600

Significant components of deferred tax assets and liabilities are shown below:

		Continuing Ops	Discontinued Ops
	06/30/19	06/30/19	06/30/19	06/30/18

Deferred tax assets (liabilities)

Net Operating Loss	8,961,738	5,372,120	3,589,618	8,912,582
Accruals	-	-	-	51,330
Compensation	833,361	744,812	88,549	449,380
Inventory	469,197	469,197	-	102,661
State Tax	1,176	840	336	1,176
Bad Debt Reserve	273,072	273,072	-	44,660
Revenue	2,422,261	2,422,261	-	579,856
Contributions	17,885	12,456	5,429	16,689
Other

Total gross deferred tax assets	12,978,690	9,294,758	3,683,932	10,158,334
Valuation allowance	(13,020,902)	(9,336,970)	(3,683,932)	(10,225,893)
Net deferred tax assets	(42,212)	(42,212)	-	(67,559)

Total deferred tax liabilities

Fixed Assets	47,753	47,753	-	80,374
Debt Discount	(5,541)	(5,541)	-	(12,815)

Total	-	-	-	-

In assessing the realizability of deferred tax assets of $12,978,690 at June 30, 2019 management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 21% to income (loss) before income taxes to the recognized income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows for the years ended June 30, 2019 and 2018:

			Continuing Ops		Discontinued Ops
		(18,042,474.22)		(18,183,975.97)		141,501.75		(20,194,382.00)
	06/30/19		06/30/19		06/30/19		06/30/18
Expected tax at 21%	(3,788,920)	21.00%	(3,818,635)	21.00%	29,715	21.00%	(6,866,090)	34.00%
State income tax, net of federal tax	(46,988)	0.26%	(175,583)	0.97%	128,595	90.88%	(395,011)	1.96%
Permanent Items	43,306	-0.24%	43,306	-0.24%	-	0.00%	686,153	-3.40%
Results of Change in Federal Tax Rates	-	0.00%	-	0.00%	-	0.00%	4,731,271	-23.43%
Change in valuation allowance	3,596,320	-19.93%	3,715,783	-20.43%	(119,463)	-84.43%	1,967,446	-9.74%
Research Credits	-	0.00%	-	0.00%	-	0.00%	-	0.00%
State Rate True Up	278,926	-1.55%	278,926	-1.53%
Other / True-up	(73,044)	0.40%	(37,396)	0.21%	(35,648)	-25.19%	(118,169)	0.59%

Provision (Benefit) for income taxes	9,600	-0.05%	6,400	-0.04%	3,200	2.26%	5,600	-0.03%

During the years ended June 30, 2019 and 2018, the valuation allowance increased by $3,596,000 and $1,967,000, respectively. At June 30, 2019, the Company had federal and state net operating carryforwards of approximately $36,903,000 and 17,621,000 respectively. The federal and state loss carryforwards begin to expire in 2031 unless previously utilized. Our tax returns for the years 2014 - 2018 are open for examination by the taxing authorities.

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

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. As of June 30, 2019, we do not have any unrecognized tax benefits. We do not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

15. Commitments and contingencies

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

On June 2018, the Company entered into an agreement with two investors in connection with the Company’s private placement memorandum. The investors have the right to purchase:

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

From time to time, we may become involved in litigation and other legal actions, including disagreements with to any pending litigation or franchise agreement rescissions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. Estimated legal costs expected to be incurred to resolve legal matters are recorded to the consolidated balance sheet and statements of operations. We have the following ongoing and potential legal matters associated to franchisee refunds all of which are provided for in the Provision for franchisee rescissions and refunds line item on our balance sheet:

•	Robotreats v. Ries & Irvy’s, Inc.

•	Szostack Froyo Franchising, LLC v. Reis & Irvy’s, Inc.

•	Robot Vending, LLC v. Reis & Irvy’s Inc.

•	Lindstrom et al. v. Generation Next Franchise Brands, Inc.

•	Draw 27 Holding, LLC v. Reis & Irvy’s, Inc.

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

16. Related party transactions

Related party debt consisted of the following:

	June 30, 2019	June 30, 2018

Secured Promissory Notes	$296,779	$296,779

Convertible Promissory Note	-	240,007

	296,779	536,786

Less current maturities	(296,779)	(536,786)

	$-	$-

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

The Notes are each in the principal amount of $250,000, and have terms of eighteen months and one year, respectively. The first Note is secured by the Company’s fifty (50) corporate-owned micro-markets and the Note principal and interest is repaid according to a schedule based on sale of such micro-markets. The second Note is secured by the Company's franchise royalties and principal and interest is repaid on a schedule based on receipt of combo machine sales, with guaranteed payments of at least $75,000 per quarter during the term of the Note. During the year ended 2019, the Company paid $0 of principal and interest, respectively, under the Notes. During the year ended 2018, the Company paid $0 of principal and interest, respectively, under the Notes.

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

On June 19, 2019, The Company issued one Unsecured Promissory Note with a principal amount of $234,000, in exchange for cash proceeds of $221,519. The note had a maturity date of June 26, 2019. The Company paid the principal amount on the note in full during year ended June 30, 2019.

Notes Payable to Nick Yates

On January 13, 2015, the Company's Chairman, Nicholas Yates, agreed to loan the Company up to $200,000 (the "Loan"), each incremental borrowing under the Loan to be evidenced by a promissory note. Mr. Yates further agreed to loan the Company up to $550,000. Amounts borrowed under the Loan bear interest at 10% per annum and are due on December 31, 2016. The Loan also provides for conversion to common stock, at the option of the holder, at a price equal to the Company’s next round of funding. In connection with the beneficial conversion option, the Company has recorded $300,000 as a discount on the Loan and charged $0 and $0, to operations during the years ended June 30, 2019 and 2018, respectively. During the year ended June 30, 2019 the company paid $240,000 and $14,000 of principal and interest, respectively. As of June 30, 2019, and 2018, $0 and $240,000, respectively were outstanding under the Loan.

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

The spouse of the Company’s Chairman was employed by the Company during 2017 and through May 31, 2018. The Company charged approximately $0 and $38,000 to operations for her compensation in 2019 and 2018, respectively.

The Company determined that there may be a material weakness related to the identification of transactions that could be deemed violations of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002.

As of June 30, 2019, and 2018, prepaid expenses and other current assets in the accompanying balance sheet included approximately $5,500 and $28,000, respectively, of short-term advances to Nick Yates, an officer of the Company.

17. Discontinued Operations

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

Discontinued operations for the twelve months ended June 30, 2019 and 2018 consist of the operations from the FHV LLC subsidiary.

Gain (Loss) from Discontinued Operations

	For the twelve months ended June 30,
	2019	2018
Revenues:
Vending machine sales, net	$-	$178,110
Franchise fees	-	15,475
Company owned machine sales	-	-
Royalties	8,041	296,422
Other	2,050	59,159

Total revenue, net	10,091	549,166

Cost of revenues	5,237	182,286

Gross margin	4,854	366,880

Operating expenses:
Personnel	-	987,805
Marketing	-	28,981
Professional fees	26,451	6,927
Insurance	-	48,589
Rent	6,199	45,235
Depreciation and amortization	-	11,624
Stock compensation	-	155,953
Research and development	-	3,000
Provision for legal settlement	-	446,894
Other	6	151,432

Total operating expenses	32,656	1,886,440

Income (loss) from operations	(27,802)	(1,519,560)

Other expenses:
Interest expense	-	(154,660)
Derivative liability income (expense)	-	(220,003)
Loss before provision for income taxes	(27,802)	(1,894,223)

Provision for income taxes	-	-

Loss from operations	(27,802)	(1,894,223)

Gain from disposition of operations	169,304	-

Net gain (loss)	$141,502	$(1,894,223)

See accompanying notes to the audited condensed consolidated financial statements.

The following table lists the assets of discontinued operations and liabilities of discontinued operations as of June 30, 2019 and 2018 for FHV LLC.

Assets and Liabilities of Discontinued Operations

	June 30, 2019 (unaudited)	June 30, 2018 (audited)

Current assets:
Cash	$-	$26,417
Restricted cash	-	1,500
Accounts receivable, net of allowance for doubtful accounts of $174,011	-	18,451
Inventory on-hand, net of allowance for obsolete inventory of $100,000	-	246,296

Current assets held for disposition	$-	$292,664

Current liabilities:
Accounts payable and accrued liabilities	$-	$280,159
Contract liabilities - customer advances and deferred revenues	-	515,517
Provision for franchisee rescissions and refunds	-	496,000

Total current liabilities	$-	$1,291,676

18. Subsequent Events

On various dates subsequent to July 1, 2018 through the date of this report, the Company issued 115,385 shares of common stock, aggregating approximately $75,000.

On various dates subsequent to July 1, 2018 through the date of this report, the Company issued 446,352 shares of common stock, through cashless exercise of employee stock options.

On July 5, 2019, a note holder converted their $25,000 Note that had a conversion price of $0.50 per share into 50,000 shares of common stock.

On various dates subsequent to July 1, 2018 and through the date of this report, the Company entered into termination agreements with franchisees for refunds aggregating approximately $808,000. The Company considered the guidance in ASC 855, Subsequent Events, and determined that an accrual was required as of June 30, 2018. The accrual was accounted for as a provision for franchisee rescissions and refunds in the accompany consolidated financial statements.

On September 1, the company appointed Thomas McChesney as an independent members to its Board of Directors. McChesney, 73, spent his entire career working with emerging growth companies. He began as an OTC trader with both local and national brokerage firms and joined Paulson Investment Company in the OTC trading department. During the 1980’s, Paulson Investment began an investment banking arm of which Mr. McChesney became a part. From 1980 to 1995 when he resigned from the firm, he had a series of promotions from sales manager to Senior Vice President and eventually was named President in 1993. While at Paulson, Mr. McChesney also served on the Board of Directors for the NASDAQ listed holding company. After retiring from Paulson, Tom formed his own investment banking division of a small Portland firm where he consulted and helped companies raise capital for 8 years.

Mr. McChesney has served on the boards of numerous companies over the years and has consulted with many others. In 1995 he joined the Board of a small temporary staffing company, Labor Ready, where he led a $2 million equity financing for the bulletin board listed company. He remained on the board of Labor Ready for 21 years until retiring in March 2017. He chaired the compensation committee for a number those years. Today, Labor Ready is known as TrueBlue and is a $3 billion revenue company listed on the NYSE. From 2014 to 2018 Mr. McChesney was chairman of the consulting and investment firm Whitestone Investment, LLC, and from 2016 to 2018 he was an independent director of ImpactFlow, an online fundraising platform. Mr. McChesney also worked with Veana Therapeutics, Inc., a private biotechnology company, as a consultant from 2017 to 2019.

On September 1, 2019, Nick Yates resigned as Chief Executive Officer and assumed the role of Vice President, Sales and Marketing. Ryan Polk, current Chief Financial Officer, was assigned the responsibilities of interim-CEO. Following the appointment of a third independent member to the Board, the Board will name a permanent CEO. On October 4, Nick Yates resigned as Chairman of the Board and rescinded 9,500,000 performance based options granted to him during 2017 and 2018 including 2,500,000 of vested shares.

